Form 10-Q
period 2006-06-30
Skagit State Bancorp, Inc.
filed 2006-08-10
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON
Washington D.C., 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐                                 Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                         to

Commission File Number  000-52096

SKAGIT STATE BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	91-0681718
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification Number)

301 East Fairhaven Avenue
Burlington, Washington  98233
(Address of Principal Executive Offices) (Zip Code)

(360) 755-0411
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerate.

Large accelerated filer   ☐            Accelerated filer    ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s Common Stock outstanding at August 10, 2006 was 676,030.

SKAGIT STATE BANCORP, INC.
TABLE OF CONTENTS

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2006	December 31, 2005
ASSETS

ASSETS
Cash and due from banks	$21,048	$24,975
Federal funds sold	47,165	88,090
Investment securities
Available-for-sale, at fair value	95,624	69,853
Held-to-maturity, at amortized cost	32,119	29,197
Loans	303,614	300,614
Allowance for loan losses	(4,820)	(5,178)
Net loans	298,794	295,436
Bank premises and equipment, net	10,886	10,734
Accrued interest receivable	3,260	2,371
Other assets	2,185	1,223
TOTAL ASSETS	$511,081	$521,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$359,098	$366,193
Non-interest-bearing	74,850	76,872
Total deposits	433,948	443,065
Securities sold under agreements to repurchase	11,517	11,298
Other liabilities	2,545	2,143
Total liabilities	448,010	456,506

STOCKHOLDERS’ EQUITY
Common stock, no par value, 5,000,000 shares authorized 675,930 and 707,237 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	14,291	14,604
Retained earnings	49,634	51,139
Accumulated other comprehensive loss, net of tax	(854)	(370)
Total stockholders’ equity	63,071	65,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$511,081	$521,879

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$6,106	$6,260	$12,240	$12,365
Investment securities
Taxable	1,077	258	1,859	465
Exempt from federal income tax	191	197	376	396
Federal funds sold	644	409	1,618	685
Total interest income	8,018	7,124	16,093	13,911
INTEREST EXPENSE
Deposits	2,280	1,388	4,407	2,620
Securities sold under agreements to repurchase	117	33	220	51
Total interest expense	2,397	1,421	4,627	2,671
NET INTEREST INCOME	5,621	5,703	11,466	11,240
Provision for loan losses	—	50	—	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,621	5,653	11,466	10,890
NON-INTEREST INCOME
Service charges on deposits	556	561	1,067	1,067
Other	227	120	396	354
Total non-interest income	783	681	1,463	1,421
NON-INTEREST EXPENSES
Salaries	1,691	1,628	3,345	3,131
Payroll taxes and employee benefits	400	348	796	680
Bank premises and equipment	326	282	619	548
Occupancy	159	181	335	354
State business taxes	112	102	224	201
Advertising	180	135	326	265
Other	704	912	1,411	1,739
Total non-interest expenses	3,572	3,588	7,056	6,918
INCOME BEFORE PROVISION FOR INCOME TAX	2,832	2,746	5,873	5,393
PROVISION FOR INCOME TAX
Current	686	630	1,556	1,360
Deferred	51	—	51	—
Total provision for income tax	737	630	1,607	1,360
NET INCOME	$2,095	$2,116	$4,266	$4,033
BASIC AND DILUTED EARNINGS PER SHARE	$3.07	$2.99	$6.14	$5.70

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Comprehensive	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity	Income
BALANCE,January 1, 2005	707,137	$14,591	$44,165	$(23)	$58,733
Comprehensive income
Net income	—	—	4,033	—	4,033	$4,033
Other comprehensive income
Unrealized gains on available-for-sale securities, net of taxes of $25	—	—	—	50	50	50
Unrealized loss on available-for-sale securities, net of tax benefit of $76	—	—	—	(149)	(149)	(149)
Total other comprehensive loss						(99)
Comprehensive income						$3,934
Cash dividend declared, $1.10 per share			(778)		(778)
BALANCE,June 30, 2005	707,137	$14,591	$47,420	$(122)	$61,889

BALANCE,January 1, 2006	707,237	$14,604	$51,139	$(370)	$65,373
Comprehensive income
Net income	—	—	4,266	—	4,266	$4,266
Other comprehensive income
Unrealized gains on available-for-sale securities, net of taxes of $90	—	—	—	175	175	175
Unrealized loss on available-for-sale securities, net of tax benefit of $340	—	—	—	(659)	(659)	(659)
Total other comprehensive loss						(484)
Comprehensive income						$3,782
Cash dividend declared, $1.25 per share			(849)		(849)
Common stock redemption	(31,307)	(313)	(4,922)		(5,235)
BALANCE,June 30, 2006	675,930	$14,291	$49,634	$(854)	$63,071

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Six months ended June 30,	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,266	$4,033
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	—	350
Provision for other real estate owned losses	—	27
Depreciation	413	385
Gain on sale of premises and equipment	(8)	(7)
Amortization of investment security premiums and discounts, net	(30)	(6)
Provision for deferred income taxes	51	—
Changes in operating assets and liabilities
Increase in interest receivable	(889)	(279)
Increase in other assets	(763)	(534)
Decrease in other liabilities	402	218
Net cash flows from operating activities	3,442	4,187
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities – available-for-sale	14,508	4,000
Purchases of investment securities – available-for-sale	(40,983)	(12,303)
Proceeds from maturities of investment securities – held-to-maturity	2,304	5,461
Purchases of investment securities – held-to-maturity	(5,226)	(8,237)
Net decrease (increase) in federal funds sold	40,925	(53,075)
Net (increase) decrease in loans	(3,358)	46,880
Purchase of premises and equipment	(565)	(172)
Proceeds from sale of premises and equipment	8	7
Proceeds from sale of other real estate owned	—	1,114
Net cash flows from investing activities	7,613	(16,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(15,353)	(64)
Net increase in time deposits	6,236	390
Amount paid for redemption of common stock	(5,235)	—
Net increase in securities sold under agreements to repurchase	219	212
Cash dividends	(849)	—
Net cash flows from financing activities	(14,982)	538
NET CHANGE IN CASH AND DUE FROM BANKS	(3,927)	(11,600)
CASH AND DUE FROM BANKS, beginning of year	24,975	27,243
CASH AND DUE FROM BANKS, end of period	$21,048	$15,643
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$1,702	$1,796
Cash paid during the year for interest	4,597	2,606
NONCASH FINANCING AND INVESTING TRANSACTIONS
Dividends declared not paid	—	778
Unrealized loss on available-for-sale securities	484	99
Property taken in settlement of loans	—	224

See accompanying notes to these consolidated financial statements

SKAGITSTATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

As the successor holding company and subsidiary Bank represent only a reorganization of corporate structure, there was no effect from the reorganization upon previously issued financial statements other than a recapitalization from $10 par value to no par value common stock.  As a result, the reorganization has been accounted for on a retrospective basis as if the current structure had previously existed.  On June 30, 2006 at the completion of the corporate reorganization, pursuant to the Plan and Agreement of Reorganization and Merger dated January 17, 2006, Skagit State Bank became a wholly-owned subsidiary of Skagit State Bancorp, Inc. In accordance with the plan, each outstanding whole share of Skagit State Bank common stock (675,930 shares) immediately before completion of the reorganization, was exchanged for one share of Skagit State Bancorp, Inc. common stock.

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bank”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2005 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

In particular, management has identified several accounting policies that we believe, due to judgments, estimates and assumptions inherent in those policies are important to an understanding of the Company’s financial statement.  These policies relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes.  These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2005.

Note 3:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Such classifications have no effect on net income.

Note 4:   EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed by dividing net income by the diluted weighted average number of shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.  At June 30, 2006 and 2005, the Company had no common stock equivalents. The following is information regarding the calculation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share and per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$2,095	$2,116	$4,266	$4,033
Denominator:
Denominator for basic and diluted earnings per share - Weighted average shares outstanding	683,604	707,137	694,930	707,137
Basic and diluted earnings per share	$3.07	$2.99	$6.14	$5.70

Note 5:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. The Company has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance is based upon the Company’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. A portion of the allowance is then established, by applying a loss percentage factor to the different loan types and the different risk gradings. In addition, as part of the process for determining the adequacy of the allowance for loan losses, the Company reviews the loan portfolio for specific weaknesses and evaluates classified loans for impairment and loss exposure.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.  The ultimate recovery of loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the Company’s financial statements. The Company’s periodic evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Company to recognize additional provisions or adjustments to its allowance for loan losses based on their judgment using information available to them at the time of their examination.

Note 6:   FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, provide funds under existing lines of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Commitments to originate loans or provide funds under existing lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee and may be either fixed or variable interest rates. The Company generally expects commitments to be drawn upon, however, some of these commitments may not be drawn upon prior to expiration. Total commitment amounts may not necessarily represent future cash-flow requirements. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial and standby letters of credit were granted primarily to commercial borrowers. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, varies.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2006: (dollars in thousands)

Unfunded commitments to extend credit	$60,738
Credit card arrangements	13,707
Commitments to fund municipal warrants	25
Standby letters of credit	3,628

Note 7:   NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  A share-based payment plan was approved at the 2005 Shareholder meeting, held on April 20, 2005.  At June 30, 2006, no options or restricted stock have been granted under the share-based payment plan.  The Company does not currently anticipate the adoption of SFAS No. 123 (R) will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140.  This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative).  This Statement is effective for the Company as of January 1, 2007.  The Company does not anticipate the adoption of SFAS No. 155 will have a material impact on its financial statements.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which requires that servicing assets and liabilities be initially measured at fair value, if practicable.  SFAS No. 156 also requires an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. SFAS No. 156 Statement permits a one-time reclassification of available-for-sale securities to the trading classification. This Statement is effective for the Company as of January 1, 2007. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2005 in the Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing the Company of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the effects of recent world events; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Company undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

OVERVIEW

On June 30, 2006, at the completion of the corporate reorganization, pursuant to the Plan and Agreement of Reorganization and Merger dated January 17, 2006, Skagit State Bank became a wholly-owned subsidiary of Skagit State Bancorp, Inc. Management and the Board of Directors believe that the corporate reorganization with the holding company will provide additional flexibility to satisfy changing and expanding needs for financial services and additional alternatives for securing funds that may be required to meet those needs in a rapidly changing environment in the financial services industry.

Skagit State Bancorp, Inc. (the “Company”) is a bank holding company with one wholly owned subsidiary - Skagit State Bank (the “Bank”). Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Company provides a full range of banking services and products to both businesses and individuals through 13 full service banking offices located in Skagit, Snohomish and Whatcom counties. The Company’s objective is to expand its geographical market share in Whatcom and Snohomish Counties, while maintaining or increasing its market share in Skagit County. Additional expansion will be considered if probable customer demand exists and experienced managers and lending officers with a presence in the area and existing relationships are available.

Net income was $2.1 million for the quarters ended June 30, 2006 and 2005 with net income declining by $21,000 in the 2006 quarter. This decrease was primarily attributed to a decrease in net interest income.  Earnings per share were $3.07 and $2.99 for the quarters ended June 30, 2006 and 2005, respectively. Net income was $4.3 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005 with earnings per share at $6.14 and $5.70, respectively. The increase in net income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily attributed to the increase in net interest income and the decrease in provision for loan losses. For the quarter and six months ended June 30, 2006, the Company had no provision for loan losses compared to $50,000 and $350,000 for the like periods in 2005. This decrease in the provision was primarily related to overall improved credit quality in the loan portfolio and a reduction in the loan portfolio balance.

Annualized return on average assets was 1.62 percent and 1.65 percent for the quarter and six months ending June 30, 2006 compared to 1.75 percent and 1.65 percent during the same time periods in 2005.  Annualized return on average equity was 13.09 percent and 13.15 percent for the quarter and six months ending June 30, 2006 compared to 13.78 percent and 13.33 percent, respectively, for the same time periods in 2005.

Total assets decreased to $511.1 million at June 30, 2006 compared to $521.9 million at December 31, 2005.  The decrease was primarily due to a decrease in total deposits and a decrease in stockholders’ equity as a result of stock repurchases of $5.2 million.

RESULTS OF OPERATIONS

The Company’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. The Company’s operations are sensitive to interest rate changes and the resulting impact on net interest income.   The Company generates non-interest income primarily through service charges and fees.  The Company’s non-interest expenses consist primarily of salaries and employee benefits expense, and occupancy expense.

NET INTEREST INCOME Net interest income is the difference between interest earned on loans and investment securities and the Company’s cost of funds, primarily interest expense on deposits and borrowings. Several factors contribute to the changes in net interest income including the effects of changes in average balances of interest-earning assets and interest-bearing liabilities, changes in rates on interest-earning assets and rates paid on interest bearing liabilities, the level of non-interest bearing deposits and the level of non-accrual loans. The net interest margin is net interest income expressed as a percent of average interest-earning assets.

Net interest income was $5.6 million for the quarter ended June 30, 2006 and $5.7 million for 2005.  This decrease was primarily the result of a $28.3 million decrease in the average loan balance and the increase in the average cost of interest-bearing liabilities from 1.63 percent to 2.56 percent for 2005 to 2006, respectively. These changes were partially offset by the increase in loan yield from 7.74 percent in 2005 to 8.27 percent in 2006.

Net interest income for the six months ended June 30, 2006 increased $226,000 to $11.5 million compared to $11.2 million for 2005.  This increase was primarily attributable to the favorable impact from increased market rates which were partially offset by $41.7 million decrease in the average loan balance.  The yield on loans increased from 7.46 percent to 8.44 percent.  The increase in loan yield was primarily due to the repricing of variable rate loans and higher rates on loan originations. Average interest-bearing liabilities increased $20.8 million and the average cost of these interest-bearing liabilities increased from 1.51 percent to 2.48 percent.

The Company’s net interest margin was 4.69 percent and 4.82 percent for the quarter and six months ended June 30, 2006 compared to 5.08 percent and 5.01 percent for the same time periods a year ago.  These decreases in net interest margin were primarily due to the decreases in the average loan balance and increases in the average cost of funds on interest-bearing liabilities which was partially offset by increases in the yield earned on loans and the increases in the average balance on investment securities from 2005 to 2006.

During the first two quarters of 2006, prime rate increased 100 basis points and for the year 2005, prime rate increased 200 basis points.  The Company has historically considered its balance sheet asset sensitive, due to the assumption that its liabilities (primarily liquid deposits) would reprice less rapidly than its assets (variable rate loans).  When assets reprice faster than liabilities it tends to increase net interest margins in an increasing interest rate environment for the near term. For the quarter and six months ended June 30, 2006 and 2005, the increase in market interest rates had a favorable impact on the Company’s net interest income.  During 2006, due primarily to the current market interest rate environment, competition among financial institutions for quality loans and the payoff of certain variable rate adversely classified assets during 2005, the percentage of variable rate loans in the loan portfolio decreased from approximately 77 percent at December 31, 2004 to approximately 66 percent as of December 31, 2005. This trend continued for the six months ended June 30, 2006, as the percentage of variable rate loans decreased to approximately 50 percent of the loan portfolio.

The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on the Company’s performance in a changing interest rate environment. If interest rates stabilize or otherwise change in the future, and/or if the level and relative mix of interest-earning assets and interest-bearing liabilities change, the Company may not see the same benefit as resulted from the increase in interest rates in the past.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest- bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2006			2005
	Average			Average
Three months ended June 30,	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
Assets
Federal funds sold	$57,041	$644	4.53%	$56,794	$409	2.89%
Taxable investment securities	92,343	1,077	4.68	37,215	258	2.78
Tax exempt securities	34,880	191	2.20	31,664	197	2.50
Loans	296,002	6,106	8.27	324,344	6,260	7.74
Total interest-earning assets	480,266	8,018	6.70%	450,017	7,124	6.35%
Non-interest earning assets	37,583			34,693
Total assets	$517,849			$484,710

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,314	$285	1.28%	$91,863	$236	1.03%
Savings and money market	149,790	771	2.06	158,603	555	1.40
Certificates of deposit	123,290	1,224	3.98	93,950	597	2.55
Total interest-bearing deposits	362,394	2,280	2.52	344,416	1,388	1.62
Securities sold under agreement to repurchase	13,266	117	3.54	6,301	33	2.10
Total interest-bearing deposits & liabilities	375,660	2,397	2.56	350,717	1,421	1.63
Non interest-bearing demand deposits	74,997			70,056
Other non-interest-bearing liabilities	3,151			2,533
Total liabilities	453,808			423,306
Stockholders’ equity	64,041			61,404
Total liabilities and stockholders’ equity	$517,849			$484,710
Net interest income		$5,621			$5,703
Interest rate spread			4.14%			4.72%
Net interest margin			4.69%			5.08%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2006			2005
	Average			Average
Six months ended June 30,	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
Assets
Federal funds sold	$69,619	$1,618	4.69%	$52,604	$685	2.63%
Taxable investment securities	83,882	1,859	4.47	33,097	465	2.83
Tax exempt securities	34,036	376	2.23	32,935	396	2.42
Loans	292,443	12,240	8.44	334,181	12,365	7.46
Total interest-earning assets	479,980	16,093	6.76%	452,817	13,911	6.20%
Non-interest earning assets	38,385			36,481
Total assets	$518,365			$489,298

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,592	$573	1.29%	$89,123	$406	0.92%
Savings and money market	151,577	1,505	2.00	166,074	1,115	1.35
Certificates of deposit	122,457	2,329	3.84	94,504	1,099	2.35
Total interest-bearing deposits	363,626	4,407	2.44	349,701	2,620	1.51
Securities sold under agreement to repurchase	12,983	220	3.42	6,126	51	1.68
Total interest-bearing deposits & liabilities	376,609	4,627	2.48	355,827	2,671	1.51
Non interest-bearing demand deposits	74,020			70,448
Other non-interest-bearing liabilities	2,857			2,508
Total liabilities	453,486			428,783
Stockholders’ equity	64,879			60,515
Total liabilities and stockholders’ equity	$518,365			$489,298
Net interest income		$11,466			$11,240
Interest rate spread			4.28%			4.69%
Net interest margin			4.82%			5.01%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $578,000 and $926,000 respectively are included in interest earned on loans for the six months ended June 30, 2006 and 2005.  Non-accruing loans have been included in the computation of average loans. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended June 30, 2006 vs. 2005 Increase (Decrease) Due to			Six months ended June 30, 2006 vs. 2005 Increase (Decrease) Due to
(dollars in thousands except per share amounts)	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets

Federal funds sold	$233	$2	$235	$661	$272	$933
Investment securities	168	645	813	329	1,045	1,374
Loans	1,865	(2,019)	(154)	3,127	(3,252)	(125)
Total net change in income on Interest-earning assets	2,266	(1,372)	894	4,117	(1,935)	2,182
Interest-Bearing Liabilities

Deposits	909	(17)	892	1,666	121	1,787
Securities sold under agreements to repurchase	32	52	84	81	88	169
Total net change in expense on Interest-bearing liabilities	941	35	976	1,747	209	1,956
Net change in net interest income	$1,325	$(1,407)	$(82)	$2,370	$(2,144)	$226

NON-INTEREST INCOME         Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $783,000 and $1.5 million for the quarter and six months ended June 30, 2006 compared to $681,000 and $1.4 million for the same periods in 2005. The largest component of these increases related to an increase in late charges collected on non-performing loans.

NON-INTEREST EXPENSE        Non-interest expense was $3.6 million for the quarter ended June 30, 2006 and 2005. For the six months ended June 30, 2006, non-interest expense increased 2.0 percent to $7.1 million compared to $6.9 million for the same time period a year ago.  This increase was primarily attributable to higher salaries, overall growth in employment and increased healthcare costs.  The Company’s full time equivalent employees increased to 174 from 166 for June 30, 2006 and 2005, respectively.

To measure operating expenses, a computation called the “efficiency ratio” is computed by dividing total operating expenses by net interest income and non-interest income.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2006 was 55.78 percent and 54.57 percent compared to 56.65 percent and 56.19 percent during the same time period in 2005. For the three months ended June 30, 2006, the improvement in the efficiency ratio from 2005 was primarily due to controlling the growth in expenses. For the six months ended June 30, 2006, the improvement was primarily due to the increase in net interest income from 2005 to 2006 while controlling the growth in expenses.

INCOME TAX EXPENSE  Income tax expense for the quarter and six months ended June 30, 2006 was $737,000 and $1.6 million compared to $630,000 and $1.4 million for the quarter and six months ended June 30, 2005. The Company’s effective tax rates were 27.4 percent and 25.2 percent for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt municipal bonds and loans.

REVIEW OF FINANCIAL CONDITION

Assets totaled $511.1 million at June 30, 2006, compared to $521.9 million at December 31, 2005.  The decrease was primarily due to a decrease of $9.1 million in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD   Total investment securities and federal funds decreased $12.2 million to $174.9 million at June 30, 2006 compared to $187.1 million at December 31, 2005. This decrease was primarily due to a $40.9 million decrease in federal funds sold which was partially offset by increase in US Agency investments.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following table presents the carrying value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

(dollars in thousands)	June 30, 2006	December 31, 2005
Held-to-maturity
State and political subdivisions	$32,119	$29,197
Total	$32,119	$29,197
Available-for-sale
U.S. Treasury and other U.S. government agencies	$91,680	$66,322
State and political subdivisions	3,944	3,531
Total	$95,624	$69,853

LOANS        Net loans were $298.8 million at June 30, 2006 compared to $295.4 million at December 31, 2005.  This increase was primarily due to a $9.9 million increase in residential and commercial real estate loans and a $3.2 million increase in consumer loans which was partially offset by an $11.4 million decrease in real estate construction loans.

Most of the Company’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. The Company originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. The Company concentrates on five areas of lending: loans to individuals, small and medium-sized business loans, agricultural loans, loans to commercial enterprises for real estate transactions and residential mortgage loans.  The Company’s primary lending activities includes commercial real estate loans, commercial loans which includes agriculture production loans, residential mortgage loans and consumer loans.

Loans secured by real estate comprise the largest category of loans with a total of $216.4 million or 70.8 percent and $217.9 million or 72.0 percent as of June 30, 2006 and December 31, 2005, respectively. The Company is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties. While the Company has significant balances secured by real estate, the Company does not have concentrations in any specific area of real estate and the Company believes that its lending policies are sufficient to minimize risks.  Also, local economic conditions may affect a borrower’s ability to meet the stated repayment terms. Fixed-rate and variable rate residential mortgage loans are offered through the Company’s home loan department. The Company places a majority of these loans through Countrywide Mortgage and Washington Mutual.

Commercial loans were $72.7 million as of June 30, 2006 and $70.9 million as of December 31, 2005.    Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  The Company originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $12.0 million at June 30, 2006 and $8.9 million at December 31, 2005. The Company makes secured and unsecured consumer loans including loans to individuals, primarily customers of the Company, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles and loans for education and personal investments.

The Board of Directors has approved specific lending policies and procedures for the Company and is responsible for implementation of the policies.  The lending policies and procedures include guidelines for loan terms, loan-to-value ratios, collateral appraisals and interest rates.  The loan policies also vest varying levels of loan authority in management, the Company’s loan officers and the Board of Directors.  Management of the Company monitors lending activities through periodic loan committee meetings, monthly reporting and periodic review of loans.

The following table presents the composition of loans for the Company as of the dates indicated.

Loan Composition

	June 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$204,160	66.8%	$194,273	64.2%
Real estate construction	12,221	4.0%	23,597	7.8%
Commercial, industrial & agricultural	72,702	23.8%	70,923	23.4%
Consumer	12,035	3.9%	8,867	2.9%
Other loans	4,307	1.5%	4,857	1.7%
Total loans	305,425	100%	302,517	100%
Less:
Allowance for loan losses	4,820		5,178
Deferred loan fees	1,811		1,903
Net loans	$298,794		$295,436

PROVISION AND ALLOWANCE FOR LOAN LOSSES         The allowance for loan losses was $4.8 million as of June 30, 2006 compared to $5.2 million at December 31, 2005. When available information confirms that specific loans, or portions thereof, are uncollectible, those amounts are charged off against the allowance for loan losses.  Net charges-offs for the three months and six months ended June 30, 2006 were $534,000 and $358,000 compared to $209,000 and $208,000 for the three and six months ended June 30, 2005. The increase in net charge-offs from 2005 to 2006 was primarily due to a $600,000 charge-off relating to one loan relationship.

The Company had no provision for loan losses for the quarter and six months ended June 30, 2006 compared to $50,000 and $350,000 for the quarter and six months ended June 30, 2005.  The decrease in the provision from 2006 to 2005 was primarily related to overall improved credit quality in the loan portfolio year over year.  Total non-accrual loans increased year over year, however loans risk-rated as substandard loans and total loans past due (excluding non-accruing loans) decreased year over year. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses.

The allowance for loan losses is evaluated on a quarterly basis by management and is maintained at a level deemed adequate to provide for estimated future losses. The Company has a systematic methodology for evaluating the adequacy of allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance is based upon the Company’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including change in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. A portion of the allowance is then established, by applying a loss percentage factor to the different loan types and the different risk gradings. In addition, as part of the process for determining the adequacy of the allowance for loan losses, the Company reviews the loan portfolio for specific weaknesses and evaluates  classified loans for impairment and loss exposure.

The Company is currently monitoring its loan portfolio for potential risk of loss according to a loan risk-grading system. Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require the Company to make additional provisions or adjustments to its allowance for loan losses.  The Company has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the current economy. Management continues to closely monitor the Company’s credit quality and focuses on identifying potential problem credits and any loss exposure in a timely manner.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Allowance as of beginning of period	$5,354	$6,131	$5,178	$5,830
Provision for loan losses	—	50	—	350
Charge-offs	(709)	(256)	(923)	(384)
Recoveries	175	47	565	176
Net charge-offs	(534)	(209)	(358)	(208)
Balance at end of period	$4,820	$5,972	$4,820	$5,972
Ratio of net charge-offs (annualized) to average loans during the period	0.72%	0.26%	0.24%	0.12%
Ratio of allowance to net loans at end of period	1.61%	1.96%	1.61%	1.96%

NON-PERFORMING ASSETS         Non-performing assets increased to $6.9 million as of June 30, 2006 compared to $4.1 million as of December 31, 2005. At June 30, 2006, four relationships comprised $6.0 million of the non-accrual balance.  Generally, these loans are well collateralized though loss of principal on certain types of these loans will remain in question until the loans are paid or collateral is liquidated.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	June 30, 2006	December 31, 2005
Non-accrual loans	$6,913	$4,116
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	6,913	4,116
Other real estate owned	—	—
Total non-performing assets	$6,913	$4,116
Total non-performing loans to net loans	2.31%	1.39%
Total non-performing loans to total assets	1.35%	0.79%
Total non-performing assets to total assets	1.35%	0.79%
Total non-performing assets to allowance for loan losses	143.42%	79.49%

DEPOSITS      The Company offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  Transaction accounts and certificates of deposit are tailored to the Company’s primary market area at rates competitive with those offered in the area.  At June 30, 2006, total deposits were $433.9 million compared to $443.1 million at December 31, 2005.  As outlined in the following table, time deposits increased $6.2 million while interest-bearing demand and savings decreased $13.8 million. The following table presents the balance and percent of total deposits in the various categories of deposits offered by the Company as of the dates indicated.

Deposit Composition

	June 30, 2006		December 31, 2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$74,850	17.2%	$76,872	17.3%
Interest bearing demand	88,358	20.4%	93,779	21.2%
Money market	61,887	14.3%	61,454	13.9%
Savings	81,958	18.9%	90,301	20.4%
Time	126,895	29.2%	120,659	27.2%
Total deposits	$433,948	100.0%	$443,065	100.0%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE               As of June 30, 2006 and December 31, 2005, securities sold under agreements to repurchase were $11.5 million and $11.3 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES         Stockholders’ equity decreased to $63.1 million at June 30, 2006 from $65.4 million at December 31, 2005.  This decrease was primarily due to stock repurchases of $5.2 million and payment of cash dividends of $849,000 which was partially offset by net income of $4.3 million. Book value per share at June 30, 2006 was $93.31 compared to book value of $92.43 at December 31, 2005.

The Company’s stock is not actively traded and no broker currently makes a market in the Company’s stock.  To facilitate trading, the Bank acts as transfer agent for the Company and maintains a list of persons interested in either purchasing or selling Company shares. From time to time, the Company repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, the Company’s liquidity and capital needs and regulatory requirements. For the six months ended June 30, 2006, the Company repurchased 31,307 shares of stock for $5.2 million with a range of prices from a low of $135 to a high of $171 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of June 30, 2006, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.   The following table sets forth their respective capital positions as of June 30, 2006.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2006
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$68,315	19.18%	$28,491	>	8.00%	$35,614	>	10.00%
Skagit State Bancorp, Inc.	$68,382	19.20%	$28,493	>	8.00%	$35,616	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$63,859	17.93%	$14,246	>	4.00%	$21,368	>	6.00%
Skagit State Bancorp, Inc.	$63,925	17.95%	$14,246	>	4.00%	$21,369	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$63,859	12.30%	$20,771	>	4.00%	$25,963	>	5.00%
Skagit State Bancorp, Inc.	$63,925	12.31%	$20,771	>	4.00%	$25,963	>	5.00%

LIQUIDITY

The Company’s liquidity management focuses on the need to meet both short-term funding requirements and long-term strategies and goals.  The Company’s objective is to ensure there is adequate liquidity to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and to meet other obligations and commitments on a timely basis. The Company structures the balance sheet to meet those objectives. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments and investment securities available for sale with a majority of funding coming from customer deposits within the Company’s market area. The Company has generally been a net seller of federal funds.  At June 30, 2006 and December 31, 2005, the Company’s federal funds sold were $47.2 million and $88.1 million, respectively. As of June 30, 2006, the Company had $500,000 in approved credit lines from the Federal Reserve Bank and $35.0 million from other financial institutions.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s results of operations are largely dependent upon its ability to manage market risks which includes interest rate risk.  Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. The Company is sensitive to potential changes in interest rates and the resulting impact on net interest income. Changes in interest rates can have a significant effect on the Company’s financial condition and results of operations. The Company does not use interest rate risk management products such as interest rate swaps, hedges or derivatives nor does it have a trading portfolio of investment securities.   Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company’s business activities.

The Company has historically considered its balance sheet asset sensitive, due to the assumption that its liabilities (primarily liquid deposits) would reprice less rapidly than its assets (variable rate loans).  When assets reprice faster than liabilities it tends to increase net interest margins in an increasing interest rate environment for the near term. During 2005 and 2004 and for the six months ended June 30, 2006, the increase in market interest rates had a favorable impact on the Company’s net interest income. For the six months ended June 30, 2006 compared to the same period in 2005, the yield earned on loans increased more than the increase in the cost of interest-bearing liabilities.  However, due to the change in the composition of interest-earning assets with a greater percent of investment securities, the Company experienced a higher increase in the cost of interest-bearing liabilities compared to the yield on interest-earning assets. When interest rates increased during 2005 and 2004, the Company experienced a greater increase in the earning asset yield in comparison to the increase in the cost of funds of interest bearing liabilities.  A majority of the Company’s variable rate loans immediately float with prime while the rate on the Company’s liquid deposits may not immediately change or if so, not at the same level.

During 2005, due primarily to the current market interest rate environment and competition among financial institutions for quality loans, the percentage of variable rate loans in the loan portfolio decreased from approximately 77 percent to approximately 66 percent as of December 31, 2005. This trend continued for the six months ended June 30, 2006 as the percentage of variable rate loans decreased to approximately 50 percent of the loan portfolio.

The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on the Company’s performance in a changing interest rate environment. If interest rates stabilize or otherwise in the future and/or if the level and relative mix of interest-earning assets and interest-bearing liabilities change, the Company may not see the same benefit as resulted from the increase in interest rates during 2005, 2004 and the first six months of 2006.

The Company believes that there have not been any other material changes in information about the Company’s market risk that was provided in the Form 10-K for the year ended December 31, 2005.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, required by Exchange Act Rules 13(a) - 15(b), as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  The Company did not implement any corrective actions with regard to any significant deficiencies or material weaknesses in its internal controls.

PART II -               OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time, the Company may be a plaintiff and/or defendant in certain claims and legal actions arising in the ordinary course of commercial banking involving real estate lending transactions and other ordinary routine litigation incidental to the business of the Company.  The Company is not a party to any pending legal proceedings that the Company believes would have a material adverse effect on the financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the 2005 Annual Report on Form 10-K.  For information regarding risk factors, refer to the Company’s 2005 Annual Report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

(a)                                  Skagit State Bank’s Annual Shareholder’s Meeting was held on April 19, 2006.

(b)                                 Not Applicable

(c)                                  A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)                                  Election of three (3) Directors for terms expiring in 2008 or until their successor is nominated and has qualified.

Directors:
Gerald W. Christensen
Votes For:	597,006
Votes Withheld:	8,591
Richard Nelson
Votes For:	597,006
Votes Withheld:	8,591
Michael Janicki
Votes For:	596,008
Votes Withheld:	9,589

(2)                                  Approval of Plan and Agreement of Reorganization and Merger dated January 17, 2006.

Votes For:	592,227
Votes Against:	7,551
Votes Abstain:	5,819

(d)                                 None

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits

(a)                                  Exhibits.

31.1	Certification of CEO, Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification Chief Financial Officer Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 10, 2006	Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	August 10, 2006	Carla F. Tucker
Carla F. Tucker
Senior Vice-President
Chief Financial Officer