Form 10-Q
period 2006-09-30
Skagit State Bancorp, Inc.
filed 2006-11-13
CIK 1366986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number  000-52096

SKAGIT STATE BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

WASHINGTON	20-5048602
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

301 East Fairhaven Avenue
Burlington, Washington  98233
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

The number of shares of the issuer’s Common Stock outstanding at November 10, 2006 was 673,769.

SKAGIT STATE BANCORP, INC.
TABLE OF CONTENTS

Item 1.                          Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	September 30, 2006	December 31, 2005

ASSETS

ASSETS
Cash and due from banks	$20,567	$24,975
Federal funds sold	42,135	88,090
Investment securities
Available-for-sale, at fair value	96,251	69,853
Held-to-maturity, at amortized cost	33,578	29,197
Loans	311,475	300,614
Allowance for loan losses	(4,712)	(5,178)
Net loans	306,763	295,436
Bank premises and equipment, net	10,986	10,734
Accrued interest receivable	3,176	2,371
Other assets	3,879	1,223
TOTAL ASSETS	$517,335	$521,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$360,052	$366,193
Non-interest-bearing	75,713	76,872
Total deposits	435,765	443,065
Securities sold under agreements to repurchase	13,501	11,298
Other liabilities	2,771	2,143
Total liabilities	452,037	456,506

STOCKHOLDERS’ EQUITY
Common stock, no par value, 5,000,000 shares authorized 673,769 and 707,237 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	13,955	14,604
Retained earnings	51,778	51,139
Accumulated other comprehensive loss, net of tax	(435)	(370)
Total stockholders’ equity	65,298	65,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,335	$521,879

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share data)	2006	2005	2006	2005

INTEREST INCOME
Interest and fees on loans	$6,534	$5,911	$18,774	$18,276
Investment securities
Taxable	1,113	415	2,972	880
Exempt from federal income tax	210	202	586	598
Federal funds sold	587	674	2,205	1,359
Total interest income	8,444	7,202	24,537	21,113
INTEREST EXPENSE
Deposits	2,448	1,617	6,855	4,237
Securities sold under agreements to repurchase	120	37	340	88
Total interest expense	2,568	1,654	7,195	4,325
NET INTEREST INCOME	5,876	5,548	17,342	16,788
Provision for loan losses	—	(400)	—	(50)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,876	5,948	17,342	16,838
NON-INTEREST INCOME
Service charges on deposits	555	563	1,622	1,630
Other	262	175	658	529
Total non-interest income	817	738	2,280	2,159
NON-INTEREST EXPENSES
Salaries	1,820	1,764	5,165	4,895
Payroll taxes and employee benefits	415	354	1,211	1,034
Bank premises and equipment	326	275	945	823
Occupancy	169	164	504	518
State business taxes	111	107	335	308
Advertising	195	111	521	376
Other	755	524	2,166	2,263
Total non-interest expenses	3,791	3,299	10,847	10,217
INCOME BEFORE PROVISION
FOR INCOME TAX	2,902	3,387	8,775	8,780
PROVISION FOR INCOME TAX
Current	760	920	2,316	2,243
Deferred	—	—	51	37
Total provision for income tax	760	920	2,367	2,280
NET INCOME	$2,142	$2,467	$6,408	$6,500
BASIC AND DILUTED EARNINGS PER SHARE	$3.17	$3.49	$9.31	$9.19

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Retained	Comprehensive	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity	Income
BALANCE, January 1, 2005	707,137	$14,591	$44,165	$(23)	$58,733
Comprehensive income
Net income	—	—	6,500	—	6,500	$6,500
Other comprehensive income
Unrealized gains on available-for-sale securities, net of taxes of $57	—	—	—	110	110	110
Unrealized loss on available-for-sale securities, net of tax benefit of $143	—	—	—	(277)	(277)	(277
Total other comprehensive loss						(167)
Comprehensive income						$6,333
Cash dividend declared, $1.10 per share			(778)		(778)
Common stock issued	100	13	—		13
BALANCE, September 30, 2005	707,237	$14,604	$49,887	$(190)	$64,301

BALANCE, January 1, 2006	707,237	$14,604	$51,139	$(370)	$65,373
Comprehensive income
Net income	—	—	6,408	—	6,408	$6,408
Other comprehensive income
Unrealized gains on available-for-sale securities, net of taxes of $306	—	—	—	594	594	594
Unrealized loss on available-for-sale securities, net of tax benefit of $340	—	—	—	(659)	(659)	(659
Total other comprehensive loss						(65)
Comprehensive income						$6,343
Cash dividend declared, $1.25 per share			(849)		(849)
Common stock redemption	(33,568)	(664)	(4,920)		(5,584)
Common stock issued	100	15	—		15
BALANCE, September 30, 2006	673,769	$13,955	$51,778	$(435)	$65,298

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Nine months ended September 30,	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,408	$6,500
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	—	(50)
Provision for other real estate owned losses	—	—
Depreciation	629	583
Gain on sale of assets	(22)	(23)
Gain on sale of other real estate owned	—	(188)
Amortization of investment security premiums and discounts, net	(42)	(10)
Provision for deferred income taxes	51	37
Stock compensation for employee services	15	13
Changes in operating assets and liabilities
Net increase in other assets	(3,479)	(177)
Net increase in other liabilities	628	859
Net cash flows from operating activities	4,188	7,544
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities—available-for-sale	18,500	6,000
Purchases of investment securities—available-for-sale	(44,954)	(33,287)
Proceeds from maturities of investment securities—held-to-maturity	5,765	11,758
Purchases of investment securities—held-to-maturity	(10,146)	(14,641)
Net decrease (increase) in federal funds sold	45,955	(49,065)
Net (increase) decrease in loans	(11,327)	52,863
Purchase of premises and equipment	(881)	(237)
Proceeds from sale of assets	22	23
Proceeds from sale of other real estate owned	—	1,608
Net cash flows from investing activities	2,934	(24,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(23,487)	(2,569)
Net increase in time deposits	16,187	12,776
Amount paid for redemption of common stock	(5,584)	—
Net increase in securities sold under agreements to repurchase	2,203	484
Cash dividends	(849)	(778)
Net cash flows from financing activities	(11,530)	9,913
NET CHANGE IN CASH AND DUE FROM BANKS	(4,408)	(7,521)
CASH AND DUE FROM BANKS, beginning of year	24,975	27,243
CASH AND DUE FROM BANKS, end of period	$20,567	$19,722
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$2,478	$2,174
Cash paid during the year for interest	7,120	4,292
NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized loss on available-for-sale securities	65	167
Property taken in settlement of loans	—	224

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

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bank”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results anticipated for the year ending December 31, 2006. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2005 contained in the Annual Report on Form 10-K.

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

In particular, management has identified several accounting policies that we believe, due to judgments, estimates and assumptions inherent in those policies are important to an understanding of the Bank’s financial statement.  These policies relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes.  These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2005.

Note 3:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Such classifications have no affect on net income.

Note 4:   EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed by dividing net income by the diluted weighted average number of shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.  At September 30, 2006 and 2005, the Bank had no common stock equivalents. The following is information regarding the calculation of basic and diluted earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands except share and per share amounts)	2006	2005	2006	2005
Numerator:
Net income	$2,142	$2,467	$6,408	$6,500
Denominator:
Denominator for basic and diluted earnings per share—Weighted average shares outstanding	675,372	707,199	688,339	707,158
Basic and diluted earnings per share	$3.17	$3.49	$9.31	$9.19

Note 5:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. The Bank has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance is based upon the Bank’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. A portion of the allowance is then established, by applying a loss percentage factor to the different loan types and the different risk gradings. In addition, as part of the process for determining the adequacy of the allowance for loan losses, the Bank reviews the loan portfolio for specific weaknesses and evaluates classified loans for impairment and loss exposure.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.  The ultimate recovery of loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided in the Bank’s financial statements. The Bank’s periodic evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Bank to recognize additional provisions or adjustments to its allowance for loan losses based on their judgment using information available to them at the time of their examination.

Note 6:   FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, provide funds under existing lines of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Commitments to originate loans or provide funds under existing lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee and may be either fixed or variable interest rates. The Bank generally expects commitments to be drawn upon, however, some of these commitments may not be drawn upon prior to expiration. Total commitment amounts may not necessarily represent future cash-flow requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commercial and standby letters of credit were granted primarily to commercial borrowers. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, varies.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2006: (dollars in thousands)

Unfunded commitments to extend credit	$70,742
Credit card arrangements	13,881
Commitments to fund municipal warrants	2,025
Standby letters of credit	3,591

Note 7:   NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  A share-based payment plan was approved at the 2005 Shareholder meeting, held on April 20, 2005.  At September 30, 2006, no options have been granted under the share-based payment plan.  The Bank does not currently anticipate the adoption of SFAS No. 123 (R) will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material impact on the Bank’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140.  This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative).  This Statement is effective for the Bank as of January 1, 2007.  The Bank does not anticipate the adoption of SFAS No. 155 will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which requires that servicing assets and liabilities be initially measured at fair value, if practicable.  SFAS No. 156 also requires an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. SFAS No. 156 Statement permits a one-time reclassification of available-for-sale securities to the trading classification. This Statement is effective for the Bank as of January 1, 2007. The Bank does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106 and 132(R).  This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability it its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement is effective for the Bank as of January 1, 2008.  The Bank does not anticipate the adoption of SFAS No. 157 will have a material impact on its financial statements.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing the Bank of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the effects of recent world events; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Bank undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

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

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Company” or “Bank”). Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 13 full service banking offices located in Skagit, Snohomish and Whatcom counties. The Bank’s objective is to expand its geographical market share in Whatcom and Snohomish Counties, while maintaining or increasing its market share in Skagit County. Additional expansion will be considered if probable customer demand exists and experienced managers and lending officers with a presence in the area and existing relationships are available.

Net income was $2.1 million and $2.5 million for the quarters ended September 30, 2006 and 2005. This decrease was primarily attributed to an increase in non-interest expenses in 2006 and a reversal of $400,000 in the provision for loan losses in 2005 which was partially offset by an increase in net interest income from 2005 to 2006. Earnings per share were $3.17 and $3.49 for the quarters ended September 30, 2006 and 2005, respectively. Net income was $6.4 million for the nine months ended September 30, 2006 compared to $6.5 million for the nine months ended September 30, 2005 with earnings per share at $9.31 and $9.19, respectively. The decrease in net income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributed to the increase in non-interest expenses which was partially offset by an increase in net interest income.

Annualized return on average assets was 1.68 percent and 1.65 percent for the quarter and nine months ending September 30, 2006 compared to 2.00 percent and 1.76 percent during the same time periods in 2005.  Annualized return on average equity was 13.34 percent and 13.19 percent for the quarter and nine months ending September 30, 2006 compared to 15.67 percent and 14.12 percent, respectively, for the same time periods in 2005.

Total assets decreased to $517.3 million at September 30, 2006 compared to $521.9 million at December 31, 2005.  The decrease was primarily due to a decrease in total deposits.

RESULTS OF OPERATIONS

The Bank’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. The Bank’s operations are sensitive to interest rate changes and the resulting impact on net interest income.   The Bank generates non-interest income primarily through service charges and fees.  The Bank’s non-interest expenses consist primarily of salaries and employee benefits expense, and occupancy expense.

NET INTEREST INCOME      Net interest income is the difference between interest earned on loans and investment securities and the Bank’s cost of funds, primarily interest expense on deposits and borrowings. Several factors contribute to the changes in net interest income including the effects of changes in average balances of interest-earning assets and interest-bearing liabilities, changes in rates on interest-earning assets and rates paid on interest-bearing liabilities, the level of non-interest bearing deposits and the level of non-accrual loans. The net interest margin is net interest income expressed as a percent of average interest-earning assets.

Net interest income was $5.9 million for the quarter ended September 30, 2006 compared to $5.5 million for the like period in 2005.  This increase was primarily the result of an increase in the yield on federal funds sold from 3.49 percent to 5.28 percent and an increase in loan yield from 7.78 percent to 8.59 percent.  These increases were partially offset by an increase in the average cost of interest-bearing liabilities from 1.83 percent to 2.75 percent for 2005 to 2006.

Net interest income for the nine months ended September 30, 2006 increased $554,000 to $17.3 million compared to $16.8 million for 2005.  This increase was primarily attributable to the favorable impact from increased market rates which were partially offset by $28.4 million decrease in the average loan balance.  The yield on loans increased from 7.54 percent to 8.49 percent.  This increase was primarily due to the repricing of variable rate loans and higher rates on loan originations. The balance of average interest-bearing liabilities increased $17.4 million and the average cost of these interest-bearing liabilities increased from 1.62 percent to 2.57 percent.

The Bank’s net interest margin was 4.91 percent and 4.85 percent for the quarter and nine months ended September 30, 2006 compared to 4.77 percent and 4.92 percent for the same time periods a year ago.

During 2006, due primarily to the current market interest rate environment, competition among financial institutions for quality loans and the payoff of certain variable rate adversely classified assets during 2005, the percentage of variable rate loans in the loan portfolio decreased from approximately 77 percent at December 31, 2004 to approximately 66 percent as of December 31, 2005 and to approximately 47 percent at September 30, 2006.

During the first three quarters of 2006, prime rate increased 100 basis points and for the year 2005, prime rate increased 200 basis points.  For the quarter and nine months ended September 30, 2006 and 2005, the increase in market interest rates had a favorable impact on the Bank’s net interest income.  The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on the Bank’s performance in a changing interest rate environment. If interest rates stabilize or otherwise change in the future, and/or if the level and relative mix of interest-earning assets and interest-bearing liabilities change, the Bank may not see the same benefit as resulted from the increase in interest rates in the past.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest- bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin.

Condensed Average Balance Sheets

	2006			2005
(dollars in thousands except share data)	Average			Average
Three months ended September 30,	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Federal funds sold	$44,144	$587	5.28%	$76,639	$674	3.49%
Taxable investment securities	91,951	1,113	4.80	49,418	415	3.33
Tax exempt securities	36,292	210	2.30	34,154	202	2.35
Loans	301,944	6,534	8.59	301,341	5,911	7.78
Total interest-earning assets	474,331	8,444	7.06%	461,552	7,202	6.19%
Non-interest earning assets	36,986			33,002
Total assets	$511,317			$494,554

Liabilities and Stockholders’ Equity
Interest-bearing demand	$84,434	$274	1.29%	$96,838	$259	1.06%
Savings and money market	141,196	741	2.08	152,375	567	1.48
Certificates of deposit	131,679	1,433	4.32	103,183	791	3.04
Total interest-bearing deposits	357,309	2,448	2.72	352,396	1,617	1.82
Securities sold under agreement to repurchase	12,662	120	3.76	6,078	37	2.42
Total interest-bearing deposits & liabilities	369,971	2,568	2.75	358,474	1,654	1.83
Non interest-bearing demand deposits	74,004			40,695
Other non-interest-bearing liabilities	3,118			2,404
Total liabilities	447,093			401,573
Stockholders’ equity	64,224			62,981
Total liabilities and stockholders’ equity	$511,317			$464,554
Net interest income		$5,876			$5,548
Interest rate spread			4.31%			4.36%
Net interest margin			4.91%			4.77%

Condensed Average Balance Sheets

	2006			2005
(dollars in thousands except share data)	Average			Average
Nine months ended September 30,	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Federal funds sold	$61,674	$2,205	4.78%	$59,671	$1,359	3.04%
Taxable investment securities	86,330	2,972	4.60	39,146	880	3.01
Tax exempt securities	34,736	586	2.26	33,331	598	2.40
Loans	295,608	18,774	8.49	324,016	18,276	7.54
Total interest-earning assets	478,348	24,537	6.86%	456,164	21,113	6.19%
Non-interest earning assets	37,926			35,585
Total assets	$516,274			$491,749

Liabilities and Stockholders’ Equity
Interest-bearing demand	$87,653	$847	1.29%	$91,771	$666	0.97%
Savings and money market	148,198	2,246	2.03	161,575	1,681	1.39
Certificates of deposit	125,702	3,762	4.00	97,700	1,890	2.59
Total interest-bearing deposits	361,553	6,855	2.53	351,046	4,237	1.61
Securities sold under agreement to repurchase	13,001	340	3.50	6,080	88	1.94
Total interest-bearing deposits & liabilities	374,554	7,195	2.57	357,126	4,325	1.62
Non interest-bearing demand deposits	73,931			70,809
Other non-interest-bearing liabilities	2,991			2,450
Total liabilities	451,476			430,385
Stockholders’ equity	64,798			61,364
Total liabilities and stockholders’ equity	$516,274			$491,749
Net interest income		$17,342			$16,788
Interest rate spread			4.29%			4.57%
Net interest margin			4.85%			4.92%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $879,000 and $1.2 million respectively are included in interest earned on loans for the nine months ended September 30, 2006 and 2005.  Non-accruing loans have been included in the computation of average loans. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended September 30,			Nine months ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands except per share amounts)	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets

Federal funds sold	$1,193	$(1,280)	($87)	$799	$47	$846
Investment securities	213	493	706	593	1,487	2,080
Loans	611	12	623	2,820	(2,322)	498
Total net change in income on Interest-earning assets	2,017	(775)	1,242	4,212	(788)	3,424
Interest-Bearing Liabilities

Deposits	989	(158)	831	2,251	367	2,618
Securities sold under agreements to repurchase	28	55	83	105	147	252
Total net change in expense on Interest-bearing liabilities	1,017	(103)	914	2,356	514	2,870
Net change in net interest income	$1,000	$(672)	$328	$1,856	$(1,302)	$554

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $817,000 and $2.3 million for the quarter and nine months ended September 30, 2006 compared to $738,000 and $2.2 million for the same periods in 2005. The largest component of these increases related to an increase in late charges collected on non-performing loans and an increase in ATM fees.

NON-INTEREST EXPENSE              Non-interest expense was $3.8 million for the quarter ended September 30, 2006 and $3.3 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, non-interest expense increased 6.17 percent to $10.8 million compared to $10.2 million for the same time period a year ago.  These increases were primarily attributable to higher salaries, overall growth in employment and increased healthcare costs.

To measure operating expenses, a computation called the “efficiency ratio” is computed by dividing total operating expenses by non-interest income plus net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2006, respectively, was 56.6 percent and 55.3 percent compared to 49.3 percent and 53.8 percent during the same time periods in 2005. These increases from 2005 were primarily due to increases in non-interest expenses.

INCOME TAX EXPENSE                  Income tax expense for the quarter and nine months ended September 30, 2006 was $760,000 and $2.4 million compared to $920,000 and $2.3 million for the quarter and nine months ended September 30, 2005. The Bank’s effective tax rates were 27.0 percent and 26.0 percent for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt municipal bonds and loans.

REVIEW OF FINANCIAL CONDITION

Assets totaled $517.3 million at September 30, 2006, compared to $521.9 million at December 31, 2005.  The decrease was primarily due to a decrease of $7.3 million in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD                   Total investment securities and federal funds decreased $15.2 million to $172.0 million at September 30, 2006 compared to $187.1 million at December 31, 2005. This decrease was primarily due to a $46.0 million decrease in federal funds sold which was partially offset by increase in US Agency investments.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following table presents the carrying value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

(dollars in thousands)	September 30, 2006	December 31, 2005
Held-to-maturity
State and political subdivisions	$33,578	$29,197
Total	$33,578	$29,197
Available-for-sale
U.S. Treasury and other U.S. government agencies	$92,287	$66,322
State and political subdivisions	3,964	3,531
Total	$96,251	$69,853

LOANS                 Net loans were $306.8 million at September 30, 2006 compared to $295.4 million at December 31, 2005.  This increase was primarily due to a $6.2 million increase in consumer loans and a $3.3 million increase in real estate-residential & commercial loans.

Most of the Bank’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. The Bank originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. The Bank concentrates on five areas of lending: loans to individuals, small and medium-sized business loans, agricultural loans, loans to commercial enterprises for real estate transactions and residential mortgage loans.  The Bank’s primary lending activities includes commercial real estate loans, commercial loans which includes agriculture production loans, residential mortgage loans and consumer loans.

Loans secured by real estate comprise the largest category of loans with a total of $221.4 million or 70.7 percent and $217.9 million or 72.0 percent as of September 30, 2006 and December 31, 2005, respectively. The Bank is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties. While the Bank has significant balances secured by real estate, the Bank does not have concentrations in any specific area of real estate and the Bank believes that its lending policies are sufficient to minimize risks.  Also, local economic conditions may affect a borrower’s ability to meet the stated repayment terms. Fixed-rate and variable rate residential mortgage loans are offered through the Bank’s home loan department. The Bank places a majority of these loans through Countrywide Mortgage and Washington Mutual.

Commercial loans were $72.7 million as of September 30, 2006 and $70.9 million as of December 31, 2005.    Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  The Bank originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $15.1 million at September 30, 2006 and $8.9 million at December 31, 2005. The development of the Bank’s home equity loan products was the primary factor for the increase of $6.2 million in the consumer loan portfolio.  Home equity loans and similar products increased approximately $8.2 million from

December 31, 2005 to September 30, 2006, and at September 30, 2006 represent 57.6 percent of the consumer loan portfolio.  The Bank makes secured and unsecured consumer loans including loans to individuals, primarily customers of the Bank, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles and loans for education and personal investments.

The Board of Directors has approved specific lending policies and procedures for the Bank and is responsible for implementation of the policies.  The lending policies and procedures include guidelines for loan terms, loan-to-value ratios, collateral appraisals and interest rates.  The loan policies also vest varying levels of loan authority in management, the Bank’s loan officers and the Board of Directors.  Management of the Bank monitors lending activities through periodic loan committee meetings, monthly reporting and periodic review of loans.

The following table presents the composition of loans for the Bank as of the dates indicated.

Loan Composition

	September 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%
Real estate—residential & commercial	$197,556	63.1%	$194,273	64.2%
Real estate construction	23,873	7.6%	23,597	7.8%
Commercial, industrial & agricultural	72,730	23.2%	70,923	23.4%
Consumer	15,097	4.8%	8,867	2.9%
Other loans	4,002	1.3%	4,857	1.7%
Total loans	313,258	100%	302,517	100%
Less:
Allowance for loan losses	4,712		5,178
Deferred loan fees	1,783		1,903
Net loans	$306,763		$295,436

PROVISION AND ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $4.7 million as of September 30, 2006 compared to $5.2 million at December 31, 2005. When available information confirms that specific loans, or portions thereof, are uncollectible, those amounts are charged off against the allowance for loan losses.  Net charges-offs for the three months and nine months ended September 30, 2006 were $108,000 and $466,000 compared to $29,000 and $237,000 for the three and nine months ended September 30, 2005. The increase in net charge-offs from 2005 to 2006 was primarily due to a $600,000 charge-off relating to one loan relationship.

The Bank had no provision for loan losses for the quarter and nine months ended September 30, 2006 compared to a $400,000 and $50,000 benefit for the quarter and nine months ended September 30, 2005.  Total non-accrual loans increased $1.5 million year over year, however total criticized assets and total loan delinquency rates (excluding non-accruing loans) decreased year over year. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses.

The allowance for loan losses is evaluated on a quarterly basis by management and is maintained at a level deemed adequate to provide for estimated future losses. The Bank has a systematic methodology for evaluating the adequacy of allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance is based upon the Bank’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including change in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. A portion of the allowance is then established, by applying a loss percentage factor to the different loan types and the different risk gradings. In addition, as part of the process for determining the adequacy of the allowance for loan losses, the Bank reviews the loan portfolio for specific weaknesses and evaluates classified loans for impairment and loss exposure.

The Bank currently monitors its loan portfolio for potential risk of loss according to a loan risk-grading system. Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require the Bank to make additional provisions or adjustments to its allowance for loan losses.  The Bank has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the current economy. Management continues to closely monitor the Bank’s credit quality and focuses on identifying potential problem credits and any loss exposure in a timely manner.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands)	2006	2005	2006	2005

Allowance as of beginning of period	$4,820	$5,972	$5,178	$5,830
Provision for loan losses	—	(400)	—	(50)
Charge-offs	(328)	(129)	(1,251)	(514)
Recoveries	220	100	785	277
Net charge-offs	(108)	(29)	(466)	(237)
Balance at end of period	$4,712	$5,543	$4,712	$5,543

Ratio of net charge-offs (annualized) to average loans during the period	0.14%	0.04%	0.21%	0.10%
Ratio of allowance to net loans at end of period	1.54%	1.85%	1.54%	1.85%

NON-PERFORMING ASSETS         Non-performing assets increased to $6.5 million as of September 30, 2006 compared to $4.1 million as of December 31, 2005. At September 30, 2006, four relationships comprised $5.8 million of the non-accrual balance.  Generally, these loans are well collateralized though loss of principal on certain types of these loans will remain in question until the loans are paid or collateral is liquidated.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	September 30, 2006	December 31, 2005
Non-accrual loans	$6,514	$4,116
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	6,514	4,116
Other real estate owned	—	—
Total non-performing assets	$6,514	$4,116
Total non-performing loans to net loans	2.12%	1.39%
Total non-performing loans to total assets	1.26%	0.79%
Total non-performing assets to total assets	1.26%	0.79%
Total non-performing assets to allowance for loan losses	138.24%	79.49%

DEPOSITS           The Bank offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  Transaction accounts and certificates of deposit are tailored to the Bank’s primary market area at rates competitive with those offered in the area.  At September 30, 2006, total deposits were $435.8 million compared to $443.1 million at December 31, 2005.  As outlined in the following table, time deposits increased $16.2 million while interest-bearing demand and savings decreased $19.8 million. The following table presents the balance and percent of total deposits in the various categories of deposits offered by the Bank as of the dates indicated.

Deposit Composition

	September 30, 2006		December 31, 2005
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$75,713	17.4%	$76,872	17.3%
Interest bearing demand	84,159	19.3%	93,779	21.2%
Money market	58,934	13.5%	61,454	13.9%
Savings	80,113	18.4%	90,301	20.4%
Time	136,846	31.4%	120,659	27.2%
Total deposits	$435,765	100.0%	$443,065	100.0%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            As of September 30, 2006 and December 31, 2005, securities sold under agreements to repurchase were $13.5 million and $11.3 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES                    Stockholders’ equity decreased to $65.3 million at September 30, 2006 from $65.4 million at December 31, 2005.  This decrease was primarily due to stock repurchases of $5.6 million and payment of cash dividends of $849,000 which was partially offset by net income of $6.4 million. Book value per share at September 30, 2006 was $96.91 compared to book value of $92.43 at December 31, 2005.

Skagit State Bancorp Inc.’s stock is not actively traded and no broker currently makes a market in the stock.  To facilitate trading, Skagit State Bank acts as transfer agent for Skagit State Bancorp, Inc. and maintains a list of persons interested in either purchasing or selling shares. From time to time, the holding company repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, the Company’s liquidity and capital needs and regulatory requirements. For the nine months ended September 30, 2006, the Company repurchased 33,568 shares of stock for $5.6 million with a range of prices from $135 to $171 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of September 30, 2006, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.   The following table sets forth their respective capital positions as of September 30, 2006.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$70,383	18.33%	$30,724	≥ 8.00%	$38,405	≥ 10.00%
Skagit State Bancorp, Inc.	$70,445	18.34%	$30,724	≥ 8.00%	$38,406	≥ 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$65,671	17.10%	$15,362	≥ 4.00%	$23,043	≥ 6.00%
Skagit State Bancorp, Inc.	$65,733	17.12%	$15,362	≥ 4.00%	$23,043	≥ 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$65,671	12.85%	$20,442	≥ 4.00%	$25,553	≥ 5.00%
Skagit State Bancorp, Inc.	$65,733	12.86%	$20,442	≥ 4.00%	$25,553	≥ 5.00%

LIQUIDITY

The Bank’s liquidity management focuses on the need to meet both short-term funding requirements and long-term strategies and goals.  The Bank’s objective is to ensure there is adequate liquidity to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and to meet other obligations and commitments on a timely basis. The Bank structures the balance sheet to meet those objectives. The Bank’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments and investment securities available for sale with a majority of funding coming from customer deposits within the Bank’s market area. The Bank has generally been a net seller of federal funds.  At September 30, 2006 and December 31, 2005, the Bank’s federal funds sold were $42.1 million and $88.1 million, respectively. As of September 30, 2006, the Bank had $35.0 million in approved credit lines from various financial institutions.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s results of operations are largely dependent upon its ability to manage market risks which includes interest rate risk.  Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. The Bank is sensitive to potential changes in interest rates and the resulting impact on net interest income. Changes in interest rates can have a significant effect on the Bank’s financial condition and results of operations. The Bank does not use interest rate risk management products such as interest rate swaps, hedges or derivatives nor does it have a trading portfolio of investment securities.   Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Bank’s business activities.

During 2006, due primarily to the current market interest rate environment, competition among financial institutions for quality loans and the payoff of certain variable rate adversely classified assets during 2005, the percentage of variable rate loans in the loan portfolio decreased from approximately 77 percent at December 31, 2004 to approximately 66 percent as of December 31, 2005 and to approximately 47 percent at September 30, 2006.

During the first three quarters of 2006, prime rate increased 100 basis points and for the year 2005, prime rate increased 200 basis points.  For the quarter and nine months ended September 30, 2006 and 2005, the increase in market interest rates had a favorable impact on the Bank’s net interest income.  The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on the Bank’s performance in a changing interest rate environment. If interest rates stabilize or otherwise change in the future, and/or if the level and relative mix of interest-earning assets and interest-bearing liabilities change, the Bank may not see the same benefit as resulted from the increase in interest rates in the past.

The Bank believes that there have not been any other material changes in information about the Bank’s market risk that was provided in the Form 10-K for the year ended December 31, 2005.

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

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits

(a)                                  Exhibits.

3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Change in Control Severance Agreement for Richard Humphrey
31.1	Certification of CEO, Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification Chief Financial Officer Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 13, 2006	/s/ Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	November 13, 2006	/s/ Carla F. Tucker
Carla F. Tucker
Senior Vice-President
Chief Financial Officer