Form 10-K
period 2006-12-31
Skagit State Bancorp, Inc.
filed 2007-03-28
CIK 1366986

UNITED STATES SECURITIES
AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

SKAGIT STATE BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Washington	20-5048602
(State of Incorporation)	(IRS Employer Identification No.)

301 E. Fairhaven Avenue
Burlington, Washington	98233
(Address of principal executive offices)	(Zip Code)

(360) 755-0411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐                   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerate.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the most recent second quarter), was $70.7 million  (based on the June 30, 2006 market price of  $150 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 15, 2007 was:

Title of Class	Number of Shares Outstanding
Common Stock, $0 Par Value	673,057

p

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference into Part II of this Annual Report.

2.               Portions of the Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

S K A G I T  S T A T E  B A N C O R P, I N C.

2006 Annual Report on Form 10-K

PART I

ITEM 1.                BUSINESS

On June 30, 2006, at the completion of the corporate reorganization, pursuant to the Plan and Agreement of Reorganization and Merger dated January 17, 2006, Skagit State Bank became a wholly-owned subsidiary of Skagit State Bancorp, Inc. Management and the Board of Directors believe that the corporate reorganization with the holding company will provide additional flexibility to satisfy changing and expanding needs for financial services and additional alternatives for securing funds that may be required to meet those needs in a rapidly changing environment in the financial services industry. Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”).

Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2006, the Bancorp had 688 shareholders of record owning 673,532 shares of the Bank’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and twelve other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. The Bancorp provides a full range of banking services and products to both businesses and individuals. The Bancorp operates its main office and one branch in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  The Bancorp’s objective is to increase our market share in Snohomish and Whatcom Counties, while maintaining or increasing market share in Skagit County. As of December 31, 2006, the Bancorp had total assets of $532.8 million.

Competition

The banking industry is highly competitive and the Bancorp competes with a number of financial institutions within the Skagit, Snohomish and Whatcom Counties, including state-wide banking organizations, local community banks, savings banks, savings and loans, and credit unions.   In addition to competition from other banking institutions, the Bancorp competes against financial service companies, brokerage houses, mutual funds and other financial service organizations. Although the Bancorp has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

Services Provided

Lending Activities.  The Bancorp concentrates on five areas of lending: loans to individuals for business purposes, loans for small and medium-sized businesses, agricultural loans, loans to commercial enterprises for real estate transactions and consumer purpose loans.  The Bancorp’s primary lending activities includes commercial real estate loans, commercial loans which includes agriculture production loans and consumer purpose loans.

Most of the Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. The Bancorp originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable.

Real estate loans comprise the largest category of loans. After reclassifications, real estate loans increased 4.2% or $9.2 million to $227.0 million and $217.9 million as of December 31, 2006 and 2005, respectively. The Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While the Bancorp has significant balances secured by real estate, the Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Also, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Fixed-rate and variable rate residential mortgage loans are offered through the Bancorp’s home loan department. The Bancorp places a majority of these loans through Countrywide Mortgage and Washington Mutual.

Commercial loans were $72.0 million as of December 31, 2006 and $70.9 million as of December 31, 2005. Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  The Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

After the reclassification of certain real estate loans into consumer loans, consumer loans increased 107% or $14.7 million to $28.4 million at December 31, 2006 from $13.7 million as of December 31, 2005.  The reclassification of certain real estate loans into consumer loans represented 38% or $5.6 million of the increased growth in consumer loans totals, which equals a net or actual growth of consumer loans before reclassifications of 66% or 9.1 million.  The Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of the Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

The Board of Directors has approved specific lending policies and procedures for the Bancorp and management is responsible for implementation of the policies.  The lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals and interest rates.  The loan policies also vest varying levels of loan authority in management, the Bancorp’s loan officers and the Board of Directors.  Management of the Bancorp monitors lending activities through periodic loan committee meetings, monthly reporting and periodic review of loans.

The section “Loans” contained in the “Management Discussion and Analysis” section of the 2006 Annual Report, portions of which are as Exhibit 13, incorporated herein by reference.

Deposit Services. The Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  The transaction accounts and certificates of deposit are tailored to the Bancorp’s primary market area at rates competitive with those offered in the market area.  All deposit accounts, up to the maximum permitted by law, are insured by the FDIC.

The section “Deposits” contained in the “Management Discussion and Analysis” section of the 2006 Annual Report, portions of which are as Exhibit 13, incorporated herein by reference.

Other Services.  The Bancorp provides other traditional commercial and consumer banking services, including safe deposit services, debit and automated teller machine cards, on-line banking, credit card services, savings bonds, cashiers’ checks, travelers’ checks, notary services, and other services.  New technologies and services are reviewed for business development and cost saving purposes.  The Bancorp’s on-line banking service provides customers a convenient way to process balance inquiries, transfers, bill paying and other services.  The Bancorp’s website address is www.skagitbank.com.

Employees

As of December 31, 2006, the Bancorp had 171 full-time equivalent employees.

Supervision and Regulation

General. The following discussion describes elements of the extensive regulatory framework applicable to Skagit State Bancorp (the “Company”) and Skagit State Bank (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must also file reports with and provide the Federal Reserve with such additional information as it may require.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank.  This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Washington corporation, the Company is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Skagit State Bank

General. The Bank is a Washington state-chartered commercial bank with deposits insured by the FDIC.  As a result, the Bank is subject to supervision and regulation by the Washington Department of Financial Institutions, Division of Banks and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is are also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.  Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits.  Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Under Washington law, an out-of-state bank may, subject to Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.  Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.

Deposit Insurance

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to the maximum allowable through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly.  The premium amount is based upon a risk classification system established by the FDIC.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the Department of Financial Institutions.

Capital Adequacy

Regulatory Capital Guidelines.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital.  Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits.  Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt.  The sum of Tier I capital and Tier II capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets.  The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk.  An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively.  The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.”  Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

In 2006, the federal banking agencies, including the FDIC and the Federal Reserve, provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on us cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance has resulted in additional expense for the Company. We anticipate that we will continue to incur additional expense as a result of such compliance including additional expenses relating to compliance with Section 404 of the Act relating to management control over financial reporting.

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”).  Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.  While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies.  Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Recent Legislation

Financial Services Regulator Relief Act of 2006. In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “ Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation will have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing the Bancorp of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the effects of recent world events; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Bancorp undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

ITEM 1A                RISK FACTORS

There are certain risks inherent to the Bancorp’s business.  The material risk and uncertainties that management believes affect the Bancorp are described below.  Although we have risk management policies, procedures and verification procedures in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Bancorp’s business operations.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect the Bancorp’s profitability

The Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest on deposits increase at a faster rate than the interest received on loans and investment securities, the Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect the Bancorp’s earnings

The Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While the Bancorp strives to carefully monitor credit quality and to identify loans that may become nonperforming or uncollectible, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified.  As a result, future additions to the allowance may be necessary.  Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

The Bancorp’s concentration in real estate loans could adversely affect the Bancorp’s earnings in an economic downturn.

Real estate loans comprise the largest category of loans and represent 69.3 percent of total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

An economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio. The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties and any decline in the economy of this market area could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Competition in our market area may limit the Bancorp’s future success

Commercial banking is a highly competitive business.  The Bancorp competes with other commercial banks, savings and loan associations, credit unions and finance companies operating in our market area.  We are subject to substantial competition for loans and deposits from other financial institutions.  Some of our competitors are not subject to the same degree of regulation and restriction as we are.  Some of our competitors have greater financial resources than we do.  We compete for funds with other financial institutions that, in most cases, are larger and able to provide a greater variety of services than we do and thus may obtain deposits at lower rates of interest.  If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.

If we are unable to attract and retain skilled employees

Competition for skilled employees in some areas can be intense and we may not be able to hire or retain the key employees we want or need.  As our success, in large part, is due to our ability to attract and retain key employees, the loss of key employees or if we are unable to attract key employees, it could adversely affect our business.

Competition may adversely affect our ability to attract and retain customers at current levels

The banking and financial services industry is highly competitive.  Competition may limit our ability to attract and retain customers.  We face competition from other financial institutions as well as non-bank financial service companies. If we are unable to attract and retain customers, we may be unable to continue loan and deposit growth which could adversely affect our business and results of operations.

There is little trading activity in the Bancorp’s stock

There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future.  We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the NASDAQ interdealer quotation system. It is not known whether significant trading activity will take place for several years, if at all.  Accordingly, our shares should be considered as a long-term investment.

There are restrictions on changes in control of the Bancorp that could decrease our shareholders’ chance to realize a premium on their shares.

Provisions in our Articles of Incorporation include a staggered Board of Directors, and non-monetary factor provisions and an affirmative vote of two-thirds of shares (entitled to be counted) to approve an interested shareholder transaction, any or all of which could have the effect of hindering, delaying or preventing a takeover bid.  These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

The Bancorp is headquartered in Burlington, Washington. The building at 301 East Fairhaven Avenue is owned by the Bancorp and houses a branch and administrative offices. The Bancorp completed construction and occupied the building in 1961. There is also a building at 121 North Spruce Street in Burlington and a building at 323 E. Fairhaven Avenue in Burlington that houses some of the administrative offices. There are twelve (12) branches in addition to the head office.

The Bancorp owns the buildings and land occupied by thirteen (13) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by the Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2006, the net book value of the Bancorp’s premises and equipment was $11.3 million.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, the Bancorp may be a plaintiff and/or defendant in certain claims and legal actions arising in the ordinary course of commercial banking involving real estate lending transactions and other ordinary routine litigation incidental to the business of the Bancorp.  The Bancorp is not a party to any pending legal proceedings that the Bancorp believes would have a material adverse effect on the financial condition of the Bancorp.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December, 31, 2006, there were 673,532 shares of stock outstanding.  The Bancorp has only one class of stock, which is common stock and at December 31, 2006, there were 688 shareholders of record. The Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the Bancorp’s stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to us) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions.  From time to time, the Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, the Bancorp’s liquidity and capital needs and regulatory requirements. During 2006, the Bancorp repurchased 33,805 shares of stock for $5.6 million with a range of prices from $135 to $171 per share.  The following table indicates shares repurchased during the last quarter of 2006.

	Total Number of Shares Repurchased	Average Price Paid per Share
October 1-31, 2006	—	$—
November 1- 30, 2006	150	$155.00
December 1- 31, 2006	87	$161.00

The stock transfer records maintained by the Bank, as transfer agent, indicate that there have been limited transactions involving the Bancorp’s stock.  The price information shown in the following table is to the best knowledge of the Bancorp’s management based upon information provided informally by the parties to the transactions.  No assurance can be given that such prices are representative of the actual market value of the Common Stock.

Year Ended 12/31/2006				Year Ended 12/31/2005
	Market Price		Cash Dividend		Market Price		Cash Dividend
	High	Low	Declared		High	Low	Declared
1st Qtr	$139.00	$129.00	$—	1st Qtr	$156.00	$125.00	$—
2nd Qtr	171.00	125.00	1.25	2nd Qtr	130.50	126.00	1.10
3rd Qtr	155.00	150.00	—	3rd Qtr	156.00	125.00	—
4th Qtr	165.00	150.00	1.75	4th Qtr	140.00	125.00	1.10

The following table summarizes information about the Bank’s equity compensation plan as of December 31, 2006.

	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	15,205	$150.36	84,795
Equity compensation plans not approved by security holders	300	$—	—

ITEM 6.                  SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2006 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

ITEM 7.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section captioned “Management Discussion and Analysis” section in the Annual Report, which is filed as Exhibit 13 to this report.

ITEM 7A.                                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section “Market Risk” in the “Management Discussion and Analysis” in the Annual Report, which is filed as Exhibit 13 to this report.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference from the Annual Report, which is filed as Exhibit 13 to this report.

(a)(1)       Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES AND CORPORATE GOVERNANCE

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Bancorp’s management, including the President/Chief Executive Officer (“CEO”) and Senior Vice President/Chief Financial Officer (“SVP/CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the President/CEO and SVP/CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

During the year ended December 31, 2006, there have not been any significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of the Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Other Directors” and “Compliance with Section 16(a) Filing Requirements” in the Bancorp’s definitive 2006 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

For information regarding our code of ethics applicable to our principal executive officer and our principal financial officer see the section entitled “Corporate Governance — Code of Ethics” in the Bancorp’s Proxy Statement which is incorporated herein by reference.  Information regarding the Bancorp’s audit committee and financial expert appears under the section entitled “Meetings and Committees of the Board of Directors — Certain Committees of the Board” in our Proxy Statement and is incorporated by reference.

ITEM 11.               EXECUTIVE COMPENSATION

For information concerning executive compensation see the sections entitled “Compensation of Directors” and “Executive Compensation” in the Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information concerning ownership of certain beneficial owners and management, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information concerning transactions with management and director independence, see the sections entitled “Transactions with Management” and “Corporate Governance — Director Independence” in the Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning principal accountant fees and services, see the section entitled “Auditors” in the Bancorp’s Proxy Statement that is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth until Item 8 of this report.

(a)(2)       Schedules: None

 (a)(3)      Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15,2006(1)
10.2	2005 Incentive Stock Plan(2)
10.3	Restricted Stock Agreement(2)
10.4	Form of Stock Option Agreement(2)
13	Portions of the 2006 Annual Report
14	Code of Ethics
31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Senior Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, respectively of the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(2)  Incorporated by reference to Exhibits 99-1-99.3, respectively, of the Bancorp’s Registration Statement on Form S-8: (File No. 333-138665) filed on November 13, 2006.

(b)          Exhibits:  Exhibits are listed in response to Item 15(a) (3).

(c)           Financial Statement Schedules:  None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized,

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 27, 2007	By:	/s/ Cheryl R. Bishop
Cheryl R. Bishop, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2007.

/s/ Cheryl R. Bishop	Chief Executive Officer and Director
Cheryl R. Bishop	(Principal Executive Officer)

/s/ Carla F. Tucker	Senior Vice-President/Chief Financial Officer
Carla F. Tucker	(Chief Accounting Officer)

/s/ Marvin Omdal	Chairman of the Board
Marvin Omdal

/s/ Gerald W. Christensen	Director
Gerald W. Christensen

/s/ Mike Janicki	Director
Mike Janicki

/s/ Richard Nelson	Director
Richard Nelson

/s/ Michael E. Pegram	Director
Michael E. Pegram

/s/ Daniel R. Peth	Director
Daniel R. Peth