Form 10-Q
period 2007-03-31
Skagit State Bancorp, Inc.
filed 2007-05-11
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON
Washington D.C., 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the issuer’s Common Stock outstanding at May 10, 2007 was 673,057.

SKAGIT STATE BANCORP, INC.
TABLE OF CONTENTS

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	March 31, 2007	December 31, 2006
ASSETS
ASSETS
Cash and due from banks	$18,162	$21,535
Federal funds sold	62,400	25,700
Investment securities
Available-for-sale, at fair value	100,489	113,941
Held-to-maturity, at amortized cost	35,331	35,034
Loans	323,395	325,744
Allowance for loan losses	(5,018)	(5,176)
Net loans	318,377	320,568
Bank premises and equipment, net	11,128	11,289
Accrued interest receivable	3,281	3,414
Other assets	1,904	1,307
TOTAL ASSETS	$551,072	$532,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$391,423	$368,093
Non-interest-bearing	72,843	81,250
Total deposits	464,266	449,343
Securities sold under agreements to repurchase	13,830	14,102
Other liabilities	3,921	2,799
Total liabilities	482,017	466,244

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 673,057 and 673,532 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	13,895	13,935
Accumulated other comprehensive loss, net of tax	(117)	(269)
Retained earnings	55,277	52,878
Total stockholders’ equity	69,055	66,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,072	$532,788

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	For the three months ended March 31,
(dollars in thousands except share data)	2007	2006

INTEREST INCOME
Interest and fees on loans	$7,219	$6,134
Investment securities
Taxable	1,310	782
Exempt from federal income tax	221	185
Federal funds sold	420	974
Total interest income	9,170	8,075
INTEREST EXPENSE
Deposits	2,842	2,127
Securities sold under agreements to repurchase	132	103
Total interest expense	2,974	2,230
NET INTEREST INCOME	6,196	5,845
Provision (benefit) for loan losses	(150)	—
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	6,346	5,845
NON-INTEREST INCOME
Service charges on deposits	548	511
Other	211	169
Gain on sale of assets	3	1
Total non-interest income	762	681
NON-INTEREST EXPENSES
Salaries	1,788	1,654
Payroll taxes and employee benefits	527	396
Bank premises and equipment	318	293
Occupancy	190	176
State business taxes	111	112
Advertising	160	146
Other	850	708
Total non-interest expenses	3,944	3,485
INCOME BEFORE PROVISION FOR INCOME TAX	3,164	3,041
PROVISION FOR INCOME TAX
Provision for Income Tax	765	870
NET INCOME	$2,399	$2,171
BASIC EARNINGS PER SHARE	$3.56	$3.07
DILUTED EARNINGS PER SHARE	$3.56	$3.07

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2007 and 2006

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income (Loss)	Earnings	Equity	Income
BALANCE, January 1, 2006	707,237	$14,604	$(370)	$51,139	$65,373
Comprehensive income
Net income	—	—	—	2,171	2,171	$2,171
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $60	—	—	117	—	117	117
Unrealized loss on available-for-sale securities, net of tax benefit of $106	—	—	(206)	—	(206)	(206)
Total other comprehensive loss						(89)
Comprehensive income						$2,082
Common stock redemption	(1,793)	(18)		(228)	(246)
BALANCE, March 31, 2006	705,444	$14,586	$(459)	$53,082	$67,209

BALANCE, January 1, 2007	673,532	$13,935	$(269)	$52,878	$66,544
Comprehensive income
Net income	—	—	—	2,399	2,399	$2,399
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $165	—	—	322	—	322	322
Unrealized loss on available-for-sale securities, net of tax benefit of $87	—	—	(170)	—	(170)	(170)
Total other comprehensive loss						152
Comprehensive income						$2,551
Common stock redemption	(475)	(76)	—	—	(76)
Stock compensation expense		36			36
BALANCE, March 31, 2007	673,057	$13,895	$(117)	$55,277	$69,055

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)

Three months ended March 31,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,399	$2,171
Adjustments to reconcile net income to net cash flows from operating activities
Provision (benefit) for loan losses	(150)	—
Depreciation	223	202
Loss (gain) on sale of other real estate owned	(3)	—
Amortization of investment security premiums and discounts, net	(53)	(8)
Provision for deferred income taxes	—	(130)
Stock compensation for employee services	36	—
Changes in operating assets and liabilities
Decrease (increase) in interest receivable	133	(326)
Decrease (increase) in other assets	(675)	(636)
Increase (decrease) in other liabilities	1,122	939
Net cash flows from operating activities	3,032	2,212
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities – available-for-sale	15,634	6,000
Purchases of investment securities – available-for-sale	(1,899)	(33,263)
Proceeds from maturities of investment securities – held-to-maturity	79	703
Purchases of investment securities – held-to-maturity	(376)	(1,126)
Net decrease (increase) in federal funds sold	(36,700)	14,940
Net decrease (increase) in loans	2,341	2,328
Purchase of premises and equipment	(62)	(372)
Proceeds from sale of other real estate owned	3	—
Net cash flows from investing activities	(20,980)	(10,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(2,661)	135
Net increase (decrease) in time deposits	17,584	1,269
Amount paid for redemption of common stock	(76)	(246)
Net increase in securities sold under agreements to repurchase	(272)	694
Net cash flows from financing activities	14,575	1,852
NET CHANGE IN CASH AND DUE FROM BANKS	(3,373)	(6,726)
CASH AND DUE FROM BANKS, beginning of year	21,535	24,975
CASH AND DUE FROM BANKS, end of period	$18,162	$18,249
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$170	$125
Cash paid during the year for interest	2,916	2,200
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	—	—
Property sold through seller financing	—	—

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses for the periods presented, and assets and liabilities as of the date of the balance sheet. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Bancorp’s financial statements; accordingly, it is possible that actual results could differ from these estimates or assumptions, which could have a material effect on the reported amounts of the consolidated financial position and results of operation. These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

Note 3:   RECLASSIFICATIONS
Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. Such classifications have no affect on net income.

Note 4:   EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

(dollars in thousands except share and per share amounts)

Three months ended March 31,	2007	2006
Numerator:
Net income	$2,399	$2,171
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	673,221	706,381
Effect of dilutive securities:
Stock options and restricted stock grants	1,505	300
Denominator for diluted earning per share Weighted average shares outstanding	674,726	706,681
Basic earnings per share	$3.56	$3.07
Diluted earnings per share	$3.56	$3.07

Note 5:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses which is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a historical loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.  The ultimate recovery of loans is susceptible to future market factors beyond Bancorp’s control. These factors may result in losses or recoveries differing significantly from those provided in Bancorp’s financial statements. Bancorp’s periodic evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Bancorp to recognize additional provisions or adjustments to its allowance for loan losses based on their judgment using information available to them at the time of their examination.

Note 6:   STOCK BASED COMPENSATION

Bancorp has a stock-based equity compensation plan.  Under this plan, Bancorp is authorized to grant options or restricted stock up to 100,000 shares.  No grants of options or restricted stock were awarded for the quarter ended March 31, 2007. For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

Note 7:   FINANCIAL INSTRUMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2007 (dollars in thousands):

Unfunded commitments to extend credit	$71,666
Credit card arrangements	14,105
Commitments to fund municipal warrants	1,448
Standby letters of credit	2,412

Note 8:   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Bancorp does not anticipate the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106 and 132(R).  This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement is effective for Bancorp as of January 1, 2008.  Bancorp does not anticipate the adoption of SFAS No. 158 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS No. 115. This statement permits companies to choose to measure selected financial instruments at fair value. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of this statement is permitted only as allowed in paragraph 30 of the statement. Bancorp has not elected early adoption of this standard and does not anticipate the adoption of SFAS No. 159 on its effective date will have a material impact on its consolidated financial statements.

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2006 in the Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the effects of recent world events; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Bancorp undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Skagit State Bank, a wholly-owned subsidiary of Skagit State Bancorp, Inc., began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 13 full service banking offices located in Skagit, Snohomish and Whatcom counties.

Net income was $2.4 million and $2.2 million for the quarters ended March 31, 2007 and 2006. The increase from 2006 to 2007 was primarily due to a $495,000 interest recovery on one loan relationship.  Also, contributing was an increase in interest income resulting from growth in the average balance of interest-earning assets in 2007 which was partially offset by an increase in interest expense.  In addition, for the quarter ended March 31, 2007, Bancorp reported a $150,000 benefit for loan losses compared to no provision or benefit for loan losses in 2006. This was primarily related to the improved credit quality in the loan portfolio and minimal net charge-offs in 2006 and 2007.

Basic and diluted earnings per share were $3.56 and $3.07 for the quarters ended March 31, 2007 and 2006, respectively. Annualized return on average assets was 1.79 percent for the quarter ending March 31, 2007 compared to 1.67 percent during the same time period in 2006.  Annualized return on average equity was 14.19 percent for the quarter ending March 31, 2007 compared to 13.10 percent for the same time period in 2006.

Total assets increased to $551.1 million at March 31, 2007 compared to $532.8 million at December 31, 2006.  The increase was primarily due to a $14.9 million increase in total deposits. Total loans decreased slightly by $2.4 million to $325.0 million compared to $327.4 million at December 31, 2006.

RESULTS OF OPERATIONS

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income.   Bancorp generates non-interest income primarily through service charges and fees.  Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expense, and occupancy expense.

NET INTEREST INCOME   Net interest income is Bancorp’s principal source of revenue and is comprised of interest income on earnings assets (loans and investment securities) less interest expense on interest-bearing liabilities (deposits and borrowings). Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Net interest income was $6.2 million for the quarter ended March 31, 2007 compared to $5.8 million for the like period in 2006.  This increase from 2006 to 2007 was primarily due to an increase in the balance of average interest-earning assets, an increase in yield on interest earnings assets from 6.78 percent to 7.44 percent and a $495,000 interest recovery on one loan relationship. These increases were partially offset by an increase in the average cost of interest-bearing liabilities from 2.39 percent to 3.08 percent from 2006 to 2007.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  Opportunities to increase Bancorp’s net interest margin are available through replacing non-earning or low earning assets with higher earning assets; i.e., specifically, through the reduction in non-accruing loans and Federal Funds sold or increasing Bancorp’s loan to deposit ratio or reducing interest costs. For the quarter ended March 31, 2007, the net interest margin increased to 5.03% from 4.91% for the like period in 2006.  This increase was primarily a result of a $495,000 loan interest recovery in 2007.  This was partially offset by the more rapid increase in the cost of funds than the yield on interest-earning assets. Even with the interest recovery, the yield on interest-earning assets increased only 66 basis points compared to a 69 basis point increase in the cost of funds.

The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on Bancorp’s performance in a changing interest rate environment. During 2007, due primarily to the current market interest rate environment and competition among financial institutions for quality loans, the percentage of variable rate loans in the loan portfolio decreased from 66 percent at December 31, 2005 to 44 percent as of December 31, 2006 and to 42 percent as of March 31, 2007. Starting in 2004 and continuing in 2005 and 2006, as interest rates began to increase, time deposits became more attractive to investors.  Time deposits increased to 34.8 percent of deposits at March 31, 2007 compared to 32.1 percent of deposits at December 31, 2006 and 27.2 percent of deposits at December 31, 2005.

The following tables present information regarding average balances of assets and liabilities  as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest- bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2007			2006
	Average			Average
Three months ended March 31,	Balance	Interest Yield /Cost		Balance	Interest Yield /Cost
Assets
Federal funds sold	$36,938	$420	4.61%	$83,079	$974	4.75%
Taxable investment securities	103,469	1,310	5.13	77,744	782	4.08
Tax exempt securities	39,297	221	2.28	33,043	185	2.27
Loans	320,115	7,219	9.15	289,050	6,134	8.61
Total interest-earning assets	499,819	9,170	7.44%	482,916	8,075	6.78%
Non-interest earning assets	35,344			38,062
Total assets	$535,163			$520,978

Liabilities and Stockholders’ Equity
Interest-bearing demand	$82,966	$268	1.31%	$89,762	$287	1.30%
Savings and money market	140,505	745	2.15	154,980	734	1.92
Certificates of deposit	153,516	1,829	4.83	121,492	1,106	3.69
Total interest-bearing deposits	376,987	2,842	3.06	366,234	2,127	2.36
Securities sold under agreement to repurchase	14,103	132	3.80	12,453	103	3.35
Total interest-bearing deposits & liabilities	391,090	2,974	3.08%	378,687	2,230	2.39%
Non interest-bearing demand deposits	73,110			73,376
Other non-interest-bearing liabilities	3,323			2,615
Total liabilities	467,523			454,678
Stockholders’ equity	67,640			66,300
Total liabilities and stockholders equity	$535,163			$520,978
Net interest income		$6,196			$5,845
Interest rate spread			4.36%			4.39%
Net interest margin			5.03%			4.91%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $250,000 and $368,000 respectively are included in interest earned on loans for the three months ended March 31, 2007 and 2006.  Non-accruing loans have been included in the computation of average loans. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except share data)

	Increase (Decrease) Due to
Three months ended March 31, 2007 vs. 2006	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$(525)	$(29)	$(554)
Investment securities	331	233	564
Loans	685	400	1,085
Total net change in income on interest earning assets	491	604	1,095
Interest-Bearing Liabilities
Deposits	(12)	727	715
Securities sold under agreements to repurchase	15	14	29
Total net change in expense on interest-bearing liabilities	3	741	744
Net change in net interest income	$488	$(137)	$351

NON-INTEREST INCOME   Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $762,000 for the quarter ended March 31, 2007 compared to $681,000 for the same period in 2006. The largest component of these increases related to an increase in non-sufficient fund fees, ATM fees and brokered loan fees.

NON-INTEREST EXPENSE   Non-interest expense was $3.9 million for the quarter ended March 31, 2007 and $3.5 million for the quarter ended March 31, 2006.  These increases were primarily attributable to an 8.1 percent increase in salary expense to $1.8 million in 2007 compared to $1.7 million in 2006 and an increase in consulting fees of $168,000.  The increase in salary expense from 2006 to 2007 was primarily due to the overall growth in employment as Bancorp continued its efforts to increase and enhance its Retail Banking and Consumer and Commercial Lending staff.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter ended March 31, 2007 was 55.5 percent and 53.4 percent compared to the same time period in 2006. These increases from 2006 were primarily due to increases in non-interest expenses.

INCOME TAX EXPENSE   Income tax expense for the quarter ended March 31, 2007 was $765,000 compared to $870,000 for the quarter ended March 31, 2006. The Bank’s effective tax rates were 24.2 percent and 28.6 percent for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits and interest income from tax-exempt municipal bonds and loans.

REVIEW OF FINANCIAL CONDITION

Assets totaled $555.1 million at March 31, 2007, compared to $532.8 million at December 31, 2006.  The increase was primarily due to a $14.9 million increase in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD   Total investment securities and federal funds increased $23.5 million to $198.2 million at March 31, 2007 compared to $174.7 million at December 31, 2006. This increase was primarily due to a $36.7 million increase in federal funds sold which was partially offset by decrease in US Agency investments.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following table presents the carrying value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

(dollars in thousands)	March 31, 2007	December 31, 2006
Held-to-maturity
U.S. government agencies	$—	$—
State and political subdivisions	35,331	35,034
Total	$35,331	$35,034
Available-for-sale
U.S. government agencies	$76,709	$90,520
Mortgage-backed-securities	19,241	19,777
State and political subdivisions	4,539	3,644
Total	$100,489	$113,941

LOANS   Net loans were $318.4 million at March 31, 2007 compared to $320.6 million at December 31, 2006.  This decrease was primarily due to a decrease in commercial loans which was partially offset by an increase of $7.3 million in real estate commercial and residential loans.

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

Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. Bancorp originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable.

Real estate loans comprise the largest category of loans with a total of $228.1 million or 70.2 percent and $227.0 million or 69.3 percent as of March 31, 2007 and December 31, 2006, respectively. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Also, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Fixed-rate and variable rate residential mortgage loans are offered through Bancorp’s home loan department. Bancorp places a majority of these loans through Countrywide Mortgage and Washington Mutual.

Commercial loans were $67.0 million as of March 31, 2007 and $72.0 million as of December 31, 2006.    Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $29.9 million at March 31, 2007 and $28.4 million at December 31, 2006. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

The Board of Directors has approved specific lending policies and procedures for Bancorp and management is responsible for implementation of the policies.  The lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals and interest rates.  The loan policies also vest varying levels of loan authority in management, Bancorp’s loan officers and the Board of Directors.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$202,270	62.2%	$194,989	59.5%
Real estate construction	25,861	8.0%	32,031	9.8%
Commercial, industrial & agricultural	67,036	20.6%	72,033	22.0%
Consumer	29,850	9.2%	28,385	8.7%
Total loans	325,017	100%	327,438	100%
Less:
Allowance for loan losses	5,018		5,176
Deferred loan fees	1,622		1,694
Net loans	$318,377		$320,568

PROVISION AND ALLOWANCE FOR LOAN LOSSES   The allowance for loan losses was $5.0 million as of March 31, 2007 and $5.2 million as of December 31, 2006. When available information confirms that specific loans, or portions thereof, are uncollectible, those amounts are charged off against the allowance for loan losses.  Net charges-offs for the three months ended March 31, 2007 were $8,000 compared to net recoveries of $176,000 for the three months ended March 31, 2006.

For the quarter ended March 31, 2007, Bancorp reported a $150,000 benefit for loan losses compared to no provision or benefit for loan losses in 2006. This was primarily related to the improved credit quality in the loan portfolio and minimal net charge-offs.  Total non-accrual loans increased $3.1 million year over year, however total classified assets and total loan delinquency rates (excluding non-accruing loans) decreased year over year. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses.

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a historical loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision in inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.   See Note 5 of Notes to the Consolidated Financial Statements for more information on the allowance for loan losses.

Bancorp currently monitors its loan portfolio for potential risk of loss according to an internal risk-grading system. Management monitors Bancorp’s credit quality to identify potential problem credits and any loss exposure in a timely manner.  Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.  Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the current economy.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

(dollars in thousands)

For the three months ended March 31,	2007	2006
Allowance as of beginning of year	$5,176	$5,178
Provision (benefit) for loan losses	(150)	—
Charge-offs	(45)	(214)
Recoveries	37	390
Net (charge-offs) recoveries	(8)	176
Balance at end of period	$5,018	$5,354
Ratio of net (charge-offs) recoveries to average loans during the period	(0.01)%	0.24%
Ratio of allowance to net loans at end of period	1.58%	1.83%
Ratio of non-performing loans to allowance	106.56%	41.76%

NON-PERFORMING ASSETS   Non-performing assets decreased to $5.3 million as of March 31, 2007 compared to $5.7 million as of December 31, 2006. At March 31 2007, three relationships comprised $4.9 million of the non-accrual balance.  Generally, these loans are well collateralized though loss of principal on certain types of these loans will remain in question until the loans are paid or collateral is liquidated.  At March 31, 2007, Bancorp had a $1.4 million specific allocation of its allowance for loan losses relating to three credit relationships. Bancorp will aggressively continue its collection efforts and liquidation of collateral, to recover as large a portion of the non-accrual assets as possible.

Non-performing assets consist of nonaccrual loans, which generally are loans placed on a nonaccrual basis when the loan becomes past due 90 days or more, other non-performing loans and other real estate owned by Bancorp.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2007	December 31, 2006
Non-accrual loans	$5,347	$5,734
Loans past due 90 days or more	—	—
Total non-performing loans	5,347	5,734
Other real estate owned	—	—
Total non-performing assets	$5,347	$5,734
Total non-performing loans to net loans	1.68%	1.79%
Total non-performing loans to total assets	0.97%	1.08%
Total non-performing assets to total assets	0.97%	1.08%

DEPOSITS   Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  Transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area.  At March 31, 2007 total deposits were $464.3 million compared to $449.3 million at December 31, 2006.  Starting in 2004 and continuing in 2005 and 2006, as interest rates began to increase, time deposits became more attractive to investors. Time deposits increased to 34.8 percent of deposits at March 31, 2007 compared to 32.1 percent of deposits at December 31, 2006 as outlined in the following table.  Time deposits increased $17.6 million while core deposits decreased $2.7 million.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$72,843	15.7%	$81,250	18.1%
Interest bearing demand	86,258	18.6%	83,602	18.6%
Money market	62,968	13.6%	59,855	13.3%
Savings	80,411	17.3%	80,434	17.9%
Time	161,786	34.8%	144,202	32.1%
Total deposits	$464,266		$449,343

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE   As of March 31, 2007 and December 31, 2006, securities sold under agreements to repurchase were $13.8 million and $14.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES   Stockholders’ equity increased to $69.1 million at March 31, 2007 from $66.5 million at December 31, 2006.  Book value per share at March 31, 2007 was $102.60 compared to book value of $98.80 at December 31, 2006.

Bancorp has only one class of stock, which is common stock.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements.  For the three months ended March 31, 2007, the Company repurchased 475 shares of stock for a price of $161 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of March 31, 2007, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.   The following table sets forth their respective capital positions as of March 31, 2007:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2007
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$73,982	18.78%	$31,520	>	8.00%	$39,400	>	10.00%
Skagit State Bancorp, Inc.	$74,099	18.81%	$31,523	>	8.00%	$39,403	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$69,056	17.53%	$15,760	>	4.00%	$23,640	>	6.00%
Skagit State Bancorp, Inc.	$69,172	17.55%	$15,761	>	4.00%	$23,642	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$69,056	12.94%	$21,342	>	4.00%	$26,677	>	5.00%
Skagit State Bancorp, Inc.	$69,172	12.96%	$21,342	>	4.00%	$26,677	>	5.00%

As of December 31, 2006
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,548	17.96%	$31,878	>	8.00%	$39,847	>	10.00%
Skagit State Bancorp, Inc.	$71,796	18.02%	$31,878	>	8.00%	$39,847	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,565	16.71%	$15,939	>	4.00%	$23,908	>	6.00%
Skagit State Bancorp, Inc.	$66,813	16.77%	$15,939	>	4.00%	$23,908	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$65,565	12.66%	$21,031	>	4.00%	$26,289	>	5.00%
Skagit State Bancorp, Inc.	$66,813	12.71%	$21,031	>	4.00%	$26,289	>	5.00%

LIQUIDITY
Liquidity management focuses on the need to meet both short-term funding requirements and long-term strategies and goals.  The objective of liquidity management is to ensure Bancorp has adequate liquidity to accommodate fluctuations in deposit levels, fund operations, and provide for customer credit needs and to meet other obligations and commitments on a timely basis. Bancorp’s long term growth objectives are to attract and retain business customer and consumer relationships with a focus on transaction accounts and commercial and consumer lending.  Bancorp structures the balance sheet to meet those objectives. The majority of Bancorp’s funding comes from customer deposits within its market area.

Bancorp has generally been a net seller of federal funds.  At March 31, 2007 and December 31, 2006, Bancorp’s federal funds sold were $62.4 million and $25.7 million, respectively. Other sources of potential liquidity include loan repayments, investment securities repayments and borrowing through pre-approved credit lines. Liquidity is also obtained by maintaining assets that are readily convertible to cash through maturities and sales.  As of March 31, 2007 Bancorp had $35.0 million in approved credit lines from various financial institutions.

Skagit State Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  Substantially all of Bancorp’s revenues are obtained from dividends declared and paid by the Bank. Skagit State

Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory restrictions.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The results of operations for financial institutions are largely dependent upon the financial institution’s ability to manage market risks which includes interest rate risk.  Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates.

Bancorp maintains an asset/liability management program which is the responsibility of the Asset/Liability Committee.  The objective of asset/liability management is to maximize long-term stockholder returns and to manage, protect and stabilize Bancorp’s net interest income from undue interest rate risk through various interest rate cycles within the constraints of credit quality, interest rate risk policies, levels of capital and adequate levels of liquidity.  The committee meets to monitor the composition of the balance, to review projected earnings trends, and to formulate strategies consistent with these objectives for liquidity, interest rate risk, and capital adequacy.

Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2006.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, required by Exchange Act Rules 13(a) - 15(b), as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s current disclosure controls and procedures are effective and timely, providing them with material information relating to Bancorp required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Bancorp did not identify nor implement any corrective actions with regard to any significant deficiencies or material weaknesses in its internal controls.

PART II -         OTHER INFORMATION

Item 1.              Legal Proceedings

From time to time, Bancorp may be a plaintiff and/or defendant in certain claims and legal actions arising in the ordinary course of commercial banking involving real estate lending transactions and other ordinary routine litigation incidental to the business of Bancorp.  Bancorp is not a party to any pending legal proceedings that Bancorp believes would have a material adverse effect on the financial condition of Bancorp.

Item 1A.           Risk Factors

There have been no material changes in Bancorp’s risk factors from those disclosed in the 2006 Annual Report on Form 10-K.  For information regarding risk factors, refer to the Company’s 2006 Annual Report on Form 10-K.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 10, 2007	/s/ Cheryl R. Bishop
Cheryl R. Bishop Chief Executive Officer

Dated:	May 10, 2007	/s/ Carla F. Tucker
Carla F. Tucker Senior Vice-President Chief Financial Officer