Form 10-Q
period 2007-06-30
Skagit State Bancorp, Inc.
filed 2007-08-13
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the issuer’s Common Stock outstanding at August 13, 2007 was 670,872.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2007	December 31, 2006
ASSETS

ASSETS
Cash and due from banks	$17,302	$21,535
Federal funds sold	34,840	25,700
Investment securities
Available-for-sale, at fair value	114,448	113,941
Held-to-maturity, at amortized cost	37,315	35,034
Loans	339,835	325,744
Allowance for loan losses	(4,866)	(5,176)
Net loans	334,969	320,568
Bank premises and equipment, net	11,203	11,289
Accrued interest receivable	3,782	3,414
Other assets	3,701	1,307
TOTAL ASSETS	$557,560	$532,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$397,113	$368,093
Non-interest-bearing	70,829	81,250
Total deposits	467,942	449,343
Securities sold under agreements to repurchase	17,914	14,102
Other liabilities	3,319	2,799
Total liabilities	489,175	466,244

STOCKHOLDERS’ EQUITY
Common stock, no par value, 5,000,000 shares authorized 671,444 and 673,532 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	13,635	13,935
Retained earnings	55,664	52,878
Accumulated other comprehensive loss, net of tax	(914)	(269)
Total stockholders’ equity	68,385	66,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$557,560	$532,788

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share data)	2007	2006	2007	2006

INTEREST INCOME
Interest and fees on loans	$6,857	$6,106	$14,076	$12,240
Investment securities
Taxable	1,296	1,077	2,606	1,859
Exempt from federal income tax	255	191	476	376
Federal funds sold	542	644	962	1,618
Total interest income	8,950	8,018	18,120	16,093
INTEREST EXPENSE
Deposits	3,127	2,280	5,969	4,407
Securities sold under agreements to repurchase	153	117	285	220
Total interest expense	3,280	2,397	6,254	4,627
NET INTEREST INCOME	5,670	5,621	11,866	11,466
Provision (benefit) for loan losses	—	—	(150)	—
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	5,670	5,621	12,016	11,466
NON-INTEREST INCOME
Service charges on deposits	630	556	1,178	1,067
Gain on sale of assets	3	9	6	10
Other	219	227	430	396
Total non-interest income	852	792	1,614	1,473
NON-INTEREST EXPENSES
Salaries	1,821	1,691	3,609	3,345
Payroll taxes and employee benefits	468	400	995	796
Bank premises and equipment	331	326	649	619
Occupancy	165	159	355	335
State business taxes	119	112	230	224
Advertising	257	180	417	326
Other	887	713	1,737	1,421
Total non-interest expenses	4,048	3,581	7,992	7,066
INCOME BEFORE PROVISION FOR INCOME TAX	2,474	2,832	5,638	5,873
PROVISION FOR INCOME TAX
Current	570	686	1,335	1,556
Deferred	—	51	—	51
Total provision for income tax	570	737	1,335	1,607
NET INCOME	$1,904	$2,095	$4,303	$4,266
BASIC EARNINGS PER SHARE	$2.84	$3.07	$6.40	$6.14
DILUTED EARNINGS PER SHARE	$2.82	$3.06	$6.38	$6.13

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands except share and per share amounts)	Common Stock		Retained	Accum. Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Equity	Income

BALANCE, January 1, 2006	707,237	$14,604	$51,139	$(370)	$65,373
Comprehensive income:
Net income	—	—	4,266	—	4,266	$4,266
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $90	—	—	—	175	175	175
Unrealized loss on available-for-sale securities, net of tax benefit of $340	—	—	—	(659)	(659)	(659)
Total other comprehensive loss						(484)
Comprehensive income						$3,782
Cash dividend declared, $1.25 per share	—	—	(849)	—	(849)
Common stock redemption	(31,307)	(313)	(4,922)	—	(5,235)
BALANCE, June 30, 2006	675,930	$14,291	$49,634	$(854)	$63,071

BALANCE, January 1, 2007	673,532	$13,935	$52,878	$(269)	$66,544
Comprehensive income:
Net income	—	—	4,303	—	4,303	$4,303
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $166	—	—	—	322	322	322
Unrealized loss on available-for-sale securities, net of tax benefit of $498	—	—	—	(967)	(967)	(967)
Total other comprehensive loss						(645)
Comprehensive income						$3,658
Cash dividend declared, $2.25 per share	—	—	(1,517)	—	(1,517)
Common stock redemption	(2,088)	(368)	—	—	(368)
Common stock issued	—	68	—	—	68
BALANCE, June 30, 2007	671,444	13,635	55,664	(914)	$68,385

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Six months ended June 30,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,303	$4,266
Adjustments to reconcile net income to net cash flows from operating activities
Provision (benefit) for loan losses	(150)	—
Depreciation	440	413
Gain on sale of assets	(6)	(10)
Amortization of investment security premiums and discounts, net	(100)	(30)
Provision for deferred income taxes	—	51
Stock compensation for employee services	68	—
Changes in operating assets and liabilities
Increase in interest receivable	(368)	(889)
Increase in other assets	(2,061)	(763)
Decrease in other liabilities	520	402
Net cash flows from operating activities	2,646	3,440
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities – available-for-sale	25,539	14,508
Purchases of investment securities – available-for-sale	(26,924)	(40,983)
Proceeds from maturities and principal payments of investment securities – held-to-maturity	2,962	2,304
Purchases of investment securities – held-to-maturity	(5,243)	(5,226)
Net decrease (increase) in federal funds sold	(9,140)	40,925
Net (increase) in loans	(14,251)	(3,358)
Purchase of premises and equipment	(354)	(565)
Proceeds from sale of assets	6	10
Net cash flows from investing activities	(27,405)	7,615
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(7,248)	(15,353)
Net increase in time deposits	25,847	6,236
Net increase in securities sold under agreements to repurchase	3,812	219
Amount paid for redemption of common stock	(368)	(5,235)
Cash dividends	(1,517)	(849)
Net cash flows from financing activities	20,526	(14,982)
NET CHANGE IN CASH AND DUE FROM BANKS	(4,233)	(3,927)
CASH AND DUE FROM BANKS, beginning of year	21,535	24,975
CASH AND DUE FROM BANKS, end of period	$17,302	$21,048
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$1,720	$1,702
Cash paid during the year for interest	6,163	4,597
NONCASH FINANCING AND INVESTING TRANSACTIONS
Net unrealized loss on available-for-sale securities	645	484

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share and per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$1,904	$2,095	$4,303	$4,266
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	672,612	683,604	672,914	694,930
Effect of diluted earnings per share- Stock options and restricted stock grants	1,467	400	1,486	400
Denominator for diluted earnings per share - Weighted average shares outstanding	674,079	684,004	674,400	695,330
Basic earnings per share	$2.84	$3.07	$6.40	$6.14
Diluted earnings per share	$2.82	$3.06	$6.38	$6.13

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

Note 6:   STOCK-BASED COMPENSATION

Bancorp has a stock-based equity compensation plan.  Under this plan, Bancorp is authorized to grant options or restricted stock up to 100,000 shares.  No grants of options or restricted stock were awarded for the six months ended June 30, 2007. For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

Note 7:   INCOME TAXES

In 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  Bancorp adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Bancorp recognized no material adjustments for unrecognized income tax benefits, all of which would affect Bancorp’s effective income tax rate if recognized.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

Bancorp is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2003.  The State of Washington is currently examining Bancorp’s business and occupation tax returns for 2003, 2004 and 2006.  It is anticipated that this examination and report will be completed during August 2007 and that any adjustments will not have a significant impact on Bancorp’s financial statements.

Note 8:   FINANCIAL INSTRUMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2007: (dollars in thousands)

Unfunded commitments to extend credit	$68,175
Credit card arrangements	7,237
Commitments to fund municipal warrants	1,773
Standby letters of credit	3,078

Note 9:   NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits companies to choose to measure selected financial instruments at fair value. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of this statement is permitted only as allowed in paragraph 30 of the statement. Bancorp has not elected early adoption of this standard and does not anticipate the adoption of SFAS No. 159 on its effective date will have a material impact on its consolidated financial statements.

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

Net income was $1.9 million and $2.1 million for the quarters ended June 30, 2007 and 2006 with basic earnings per share at $2.84 and $3.07, respectively. Net income was $4.3 million for the six months ended June 30, 2007 and 2006 with basic earnings per share at $6.40 and $6.14, respectively. The decrease in net income was primarily attributable to increases in non-interest expenses and interest expenses in 2007, which were partially offset by increases in interest income resulting from an increase in the average balance of interest-earning assets in 2007. In addition, for the six months ended June 30, 2007, Bancorp reported a $495,000 interest recovery on one loan relationship and a $150,000 benefit for loan losses compared to no provision or benefit for loan losses in 2006.

Annualized return on average assets was 1.38 percent and 1.59 percent for the quarter and six months ending June 30, 2007 compared to 1.62 percent and 1.65 percent during the same time periods in 2006.  Annualized return on average equity was 11.06 percent and 12.63 percent for the quarter and six months ending June 30, 2007 compared to 13.09 percent and 13.15 percent, respectively, for the same time periods in 2006.

Total assets increased to $557.6 million at June 30, 2007 compared to $532.8 million at December 31, 2006.  The increase was primarily due to a $18.6 million increase in total deposits. Net loans increased by $14.4 million to $335.0 million compared to $320.6 million at December 31, 2006.

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

Net interest income was $5.7 million and $11.9 million for the quarter and six months ended June 30, 2007 compared to $5.6 million and $11.5 for the like periods in 2006.  These increases from 2006 to 2007 were primarily due to increases in the balance of average interest-earning assets and an increase in yield on interest earnings assets   which were partially offset by an increase in the cost of funds on interest-bearing liabilities and an increase in the average balance of interest-bearing liabilities.  In addition, for the six months ended June 30, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  Opportunities to increase Bancorp’s net interest margin are available through replacing non-earning or low earning assets with higher earning assets; i.e., specifically, through the reduction in non-accruing loans and Federal Funds sold or increasing Bancorp’s loan to deposit ratio or reducing interest costs. For the quarter and six months ended June 30, 2007, the net interest margin decreased to 4.39 percent and 4.71 percent from 4.69 percent and 4.82 percent for the like periods in 2006.  These decreases were primarily a result of the more rapid increase in the cost of funds than the yield on interest-earning assets. For the quarter ended June 30, 2007 compared to the like period in 2006, cost of funds increased 66 basis points while the interest-earning asset yield increased 23 basis points.  For the six months ended June 30, 2007 compared to the like period in 2006, the yield on interest-earning assets increased 44 basis points compared to a 68 basis point increase in the cost of funds.

The volume or origination of fixed or variable rate loans, the interest rate sensitivity of deposits, the overall level of interest rates and general economic conditions can have a significant effect on Bancorp’s performance in a changing interest rate environment. During 2007, due primarily to the current market interest rate environment and competition among financial institutions for quality loans, the percentage of variable rate loans in the loan portfolio decreased from 66 percent at December 31, 2005 to 44 percent as of December 31, 2006 and to 42 percent as of June 30, 2007. Starting in 2004 and continuing in 2005 and 2006, as interest rates began to increase, time deposits became more attractive to investors.  Time deposits increased to 36.3 percent of deposits at June 30, 2007 compared to 32.1 percent of deposits at December 31, 2006 and 27.2 percent of deposits at December 31, 2005.

The following tables present information regarding average balances of assets and liabilities  as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest- bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $283,000 and $533,000 for the quarter and six months ended June 30, 2007, and $210,000 and $578,000 for the quarter and six months ended June 30, 2006 are included in interest earned on loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2007			2006
	Average			Average
Three months ended June 30,	Balance	Interest Yield /Cost		Balance	Interest Yield /Cost
Assets
Federal funds sold	$43,978	$542	4.94%	$57,041	$644	4.53%
Taxable investment securities	101,881	1,296	5.10	92,343	1,077	4.68
Tax exempt securities	42,717	255	2.39	34,880	191	2.20
Loans	329,322	6,857	8.35	296,002	6,106	8.27
Total interest-earning assets	517,898	8,950	6.93%	480,266	8,018	6.70%
Non-interest earning assets	34,633			37,583
Total assets	$552,531			$517,849

Liabilities and Stockholders’ Equity
Interest-bearing demand	$84,960	$272	1.28%	$89,314	$285	1.28%
Savings and money market	142,077	789	2.23	149,790	771	2.06
Certificates of deposit	165,991	2,066	4.99	123,290	1,224	3.98
Total interest-bearing deposits	393,028	3,127	3.19	362,394	2,280	2.52
Securities sold under agreement to repurchase	15,470	153	3.97	13,266	117	3.54
Total interest-bearing deposits & liabilities	408,498	3,280	3.22%	375,660	2,397	2.56%
Non interest-bearing demand deposits	71,352			74,997
Other non-interest-bearing liabilities	3,794			3,151
Total liabilities	483,644			453,808
Stockholders’ equity	68,887			64,041
Total liabilities and stockholders’ equity	$552,531			$517,849
Net interest income		$5,670			$5,621
Interest rate spread			3.71%			4.14%
Net interest margin			4.39%			4.69%

	2007			2006
	Average			Average
Six months ended June 30,	Balance	Interest Yield /Cost		Balance	Interest Yield /Cost
Assets
Federal funds sold	$37,323	$962	5.20%	$69,619	$1,618	4.69%
Taxable investment securities	103,636	2,606	5.07	83,882	1,859	4.47
Tax exempt securities	41,169	476	2.33	34,036	376	2.23
Loans	325,625	14,076	8.72	292,443	12,240	8.44
Total interest-earning assets	507,753	18,120	7.20%	479,980	16,093	6.76%
Non-interest earning assets	35,062			38,385
Total assets	$542,815			$518,365

Liabilities and Stockholders’ Equity
Interest-bearing demand	$83,635	$540	1.30%	$89,592	$573	1.29%
Savings and money market	140,993	1,533	2.19	151,577	1,505	2.00
Certificates of deposit	159,463	3,896	4.93	122,457	2,329	3.84
Total interest-bearing deposits	384,091	5,969	3.13	363,626	4,407	2.44
Securities sold under agreement to repurchase	14,923	285	3.85	12,983	220	3.42
Total interest-bearing deposits & liabilities	399,014	6,254	3.16%	376,609	4,627	2.48%
Non interest-bearing demand deposits	72,143			74,020
Other non-interest-bearing liabilities	3,508			2,857
Total liabilities	474,665			453,486
Stockholders’ equity	68,150			64,879
Total liabilities and stockholders’ equity	$542,815			$518,365
Net interest income		$11,866			$11,466
Interest rate spread			4.04%			4.28%
Net interest margin			4.71%			4.82%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Non-accruing loans have been included in the computation of average loans. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold	$309	$(411)	$(102)	$451	$(1,107)	$(656)
Investment securities	120	163	283	290	557	847
Loans	58	693	751	412	1,424	1,836
Total net change in income on Interest-earning assets	487	445	932	1,153	874	2,027
Interest-Bearing Liabilities
Deposits	566	281	847	1,036	526	1,562
Securities sold under agreements to repurchase	15	21	36	30	35	65
Total net change in expense on Interest-bearing liabilities	581	302	883	1,066	561	1,627
Net change in net interest income	$(94)	$143	$49	$87	$313	$400

NON-INTEREST INCOME                                               Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $852,000 and $1.6 million for the quarter and six months ended June 30, 2007 compared to $792,000 and $1.5 million for the same periods in 2006. The largest component of these increases related to an increase in non-sufficient fund fees, ATM fees and late charges collected on non-performing loans.

NON-INTEREST EXPENSE                                          Non-interest expense was $4.0 million and $8.0 million for the quarter and six months ended June 30, 2007 compared to $3.6 million and $7.1 million in the like periods in 2006. These increases were primarily attributable to increases in salary and benefit expenses, advertising costs and consulting expenses. The increase in salary expense from 2006 to 2007 was primarily attributable to higher salaries, overall growth in employment and equity compensation expenses.  In 2007, Bancorp continued its efforts to increase and enhance its Retail Banking and Consumer and Commercial Lending staff in addition to increasing staff within the Residential Lending department.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2007 was 62.1 percent and 58.6 percent compared to 55.8 percent and 54.6 percent in the same time periods in 2006. These increases from 2006 were primarily due to increases in non-interest expenses.

INCOME TAX EXPENSE          Income tax expense for the quarter and six months ended June 30, 2007 was $570,000 and $1.3 million compared to $737,000 and $1.6 million for the quarter and six months ended June 30, 2006. Bancorp’s effective tax rates were 23.7 percent and 27.4 percent for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.

REVIEW OF FINANCIAL CONDITION

Assets totaled $557.6 million at June 30, 2007, compared to $532.8 million at December 31, 2006.  This increase was primarily due to a increase of $18.6 million in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD          Total investment securities and federal funds increased $11.9 million to $186.6 million at June 30, 2007 compared to $174.7 million at December 31, 2006. This increase was primarily due to a $9.1 million increase in federal funds sold.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following table presents the carrying value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

(dollars in thousands)

	June 30, 2007	December 31, 2006
Held-to-maturity
State and political subdivisions	$37,315	$35,034
Total	$37,315	$35,034
Available-for-sale
U.S. government agencies	$75,827	$90,520
Mortgage-backed-securities	32,314	19,777
State and political subdivisions	6,307	3,644
Total	$114,448	$113,941

LOANS                 Net loans were $335.0 million at June 30, 2007 compared to $320.6 million at December 31, 2006.  This increase was primarily due to a $20.4 million increase in real estate commercial and residential loans and a $5.7 million in consumer loans which was partially offset by decreases of $4.6 million and $7.6 million in commercial loans and real estate construction loans, respectively.

Bancorp concentrates on five areas of lending: loans to individuals for business purposes, loans for small and medium-sized businesses, agricultural loans, loans to commercial enterprises for real estate transactions and consumer purpose loans.  Bancorp’s primary lending activities include commercial real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. Bancorp originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable.

Real estate loans comprise the largest category of loans with a total of $239.9 million or 70.3 percent and $227.0 million or 69.3 percent as of June 30, 2007 and December 31, 2006, respectively. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Also, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Fixed-rate and variable rate residential mortgage loans are offered through Bancorp’s home loan department. Bancorp places a majority of these loans through Countrywide Mortgage and Washington Mutual.

Commercial loans were $67.4 million as of June 30, 2007 and $72.0 million as of December 31, 2006.  Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $34.1 million at June, 2007 and $28.4 million at December 31, 2006. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Real estate – residential & commercial	$215,426	63.1%	$194,989	59.5%
Real estate construction	24,450	7.2%	32,031	9.8%
Commercial, industrial & agricultural	67,424	19.7%	72,033	22.0%
Consumer	34,096	10.0%	28,385	8.7%
Total loans	341,396	100%	327,438	100%
Less:
Allowance for loan losses	4,866		5,176
Deferred loan fees	1,561		1,694
Net loans	$334,969		$320,568

PROVISION AND ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $4.9 million as of June 30, 2007 compared to $5.2 million at December 31, 2006. When available information confirms that specific loans, or portions thereof, are uncollectible, those amounts are charged-off against the allowance for loan losses.  Net charges-offs for the three months and six months ended June 30, 2007 were $152,000 and $160,000 compared to $534,000 and $358,000 for the three and six months ended June 30, 2006.

For the quarter and six months ended June 30, 2007, Bancorp reported no provision and a $150,000 benefit for loan losses, respectively, compared to no provision or benefit for loan losses in 2006. This was primarily related to the improved credit quality in the loan portfolio and minimal net charge-offs. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses.

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

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Allowance as of beginning of period	$5,018	$5,354	$5,176	$5,178
Provision (benefit) for loan losses	—	—	(150)	—
Charge-offs	(286)	(709)	(331)	(923)
Recoveries	134	175	171	565
Net charge-offs	(152)	(534)	(160)	(358)
Balance at end of period	$4,866	$4,820	$4,866	$4,820
Ratio of net charge-offs (annualized) to average loans during the period	0.18%	0.72%	0.10%	0.24%
Ratio of allowance to net loans at end of period	1.45%	1.61%	1.45%	1.61%

NON-PERFORMING ASSETS                          Non-performing assets decreased to $5.4 million as of June 30, 2007, compared to $5.7 million as of December 31, 2006. At June 30, 2007, one relationship comprised $3.5 million of the non-accrual balance.  Generally, these loans are well collateralized though loss of principal on certain types of these loans will remain in question until the loans are paid or collateral is liquidated.  At June 30, 2007, Bancorp had a $920,000 specific allocation of its allowance for loan losses relating to three credit relationships. Bancorp will aggressively continue its collection efforts and liquidation of collateral, to recover as large a portion of the non-accrual assets as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)

	June 30, 2007	December 31, 2006
Non-accrual loans	$5,430	$5,734
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	5,430	5,734
Other real estate owned	—	—
Total non-performing assets	$5,430	$5,734
Total non-performing loans to net loans	1.62%	1.79%
Total non-performing loans to total assets	0.97%	1.08%
Total non-performing assets to total assets	0.97%	1.08%
Total non-performing assets to allowance for loan losses	111.59%	110.78%

DEPOSITS           Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  Transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area.  At June 30, 2007, total deposits were $467.9 million compared to $449.3 million at December 31, 2006.  Within the total, time deposits increased $25.8 million while core deposits decreased $7.2 million. Starting in 2004 and continuing in 2005 and 2006, as interest rates began to increase, time deposits became more attractive to investors. Time deposits increased to 36.3 percent of deposits at June 30, 2007 compared to 32.1 percent of deposits at December 31, 2006 as outlined in the following table.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

(dollars in thousands)

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$70,829	15.1%	$81,250	18.1%
Interest bearing demand	85,600	18.3%	83,602	18.6%
Money market	63,549	13.6%	59,855	13.3%
Savings	77,915	16.7%	80,434	17.9%
Time	170,049	36.3%	144,202	32.1%
Total deposits	$467,942	100.0%	$449,343	100.0%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            As of June 30, 2007 and December 31, 2006, securities sold under agreements to repurchase were $17.9 million and $14.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES    Stockholders’ equity increased to $68.4 million at June 30, 2007 from $66.5 million at December 31, 2006.  This increase was primarily due to net income of $4.3 million which was partially offset by stock repurchases of $368,000 and payment of cash dividends of $1.5 million. Book value per share at June 30, 2007 was $101.85 compared to a book value of $98.80 at December 31, 2006.

Bancorp has only one class of stock, which is common stock.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements.  For the six months ended June 30, 2007, Bancorp repurchased 2,088 shares of stock for a average price of $176 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of June 30, 2007 and December 31, 2006, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Minimu	Amount		Ratio
As of June 30, 2007
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$73,687	17.36%	$33,954	≥	8.00%	$42,443	≥	10.00%
Skagit State Bancorp, Inc.	$74,165	17.47%	$33,956	≥	8.00%	$42,445	≥	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$68,821	16.22%	$16,977	≥	4.00%	$25,466	≥	6.00%
Skagit State Bancorp, Inc.	$69,299	16.33%	$16,978	≥	4.00%	$25,467	≥	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$68,821	12.45%	$22,107	≥	4.00%	$27,634	≥	5.00%
Skagit State Bancorp, Inc.	$69,299	12.54%	$22,107	≥	4.00%	$27,634	≥	5.00%

As of December 31, 2006
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,548	17.96%	$31,878	≥	8.00%	$39,847	≥	10.00%
Skagit State Bancorp, Inc.	$71,796	18.02%	$31,878	≥	8.00%	$39,847	≥	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,565	16.71%	$15,939	≥	4.00%	$23,908	≥	6.00%
Skagit State Bancorp, Inc.	$66,813	16.77%	$15,939	≥	4.00%	$23,908	≥	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$65,565	12.66%	$21,031	≥	4.00%	$26,289	≥	5.00%
Skagit State Bancorp, Inc.	$66,813	12.71%	$21,031	≥	4.00%	$26,289	≥	5.00%

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

Bancorp has generally been a net seller of federal funds.  At June 30, 2007 and December 31, 2006, Bancorp’s federal funds sold were $34.8 million and $25.7 million, respectively. Other sources of potential liquidity include loan repayments, investment securities repayments and borrowing through pre-approved credit lines. Liquidity is also obtained by maintaining assets that are readily convertible to cash through maturities and sales.  As of June 30, 2007, Bancorp had $35.0 million in approved credit lines from various financial institutions.

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, required by Exchange Act Rules 13(a) - 15(b), as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s current disclosure controls and procedures are effective and timely, providing them with material information relating to Bancorp required to be disclosed in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors

There have been no material changes in Bancorp’s risk factors from those disclosed in the 2006 Annual Report on Form 10-K.  For information regarding risk factors, refer to Bancorp’s 2006 Annual Report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)                                  Skagit State Bank’s Annual Shareholder’s Meeting was held on April 18, 2007.

(b)                                 Not Applicable

(c)           A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)                                  Election of two (2) Directors for terms expiring in 2010 or until their successor is nominated and has qualified.

Directors:

Michael E. Pegram

Votes For:                                                 557,195

Votes Withheld:                                          2,712

Daniel Peth

Votes For:                                                 557,733

Votes Withheld:                                          2,174

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 13, 2007	/s/Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	August 13, 2007	/s/Carla F. Tucker
Carla F. Tucker
Senior Vice-President
Chief Financial Officer