Form 10-Q
period 2007-09-30
Skagit State Bancorp, Inc.
filed 2007-11-13
CIK 1366986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

                The number of shares of the issuer’s Common Stock outstanding at November 13 2007, was 670,872.

SKAGIT STATE BANCORP, INC.

Item 1.  Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	September 30, 2007	December 31, 2006
ASSETS
ASSETS
Cash and due from banks	$14,606	$21,535
Federal funds sold	43,630	25,700
Investment securities
Available-for-sale, at fair value	119,008	113,941
Held-to-maturity, at amortized cost	38,667	35,034
Loans	348,279	325,744
Allowance for loan losses	(4,805)	(5,176)
Net loans	343,474	320,568
Bank premises and equipment, net	11,156	11,289
Accrued interest receivable	3,768	3,414
Other assets	2,692	1,307
TOTAL ASSETS	$577,001	$532,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$414,857	$368,093
Non-interest-bearing	71,067	81,250
Total deposits	485,924	449,343
Securities sold under agreements to repurchase	16,730	14,102
Other liabilities	3,227	2,799
Total liabilities	505,881	466,244

STOCKHOLDERS’ EQUITY
Common stock, no par value, 5,000,000 shares authorized 670,762 and 673,532 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	13,526	13,935
Retained earnings	57,683	52,878
Accumulated other comprehensive loss, net of tax	(89)	(269)
Total stockholders’ equity	71,120	66,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$577,001	$532,788

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share data)	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$7,050	$6,534	$21,126	$18,774
Investment securities
Taxable	1,421	1,113	4,027	2,972
Exempt from federal income tax	281	210	757	586
Federal funds sold	431	587	1,393	2,205
Total interest income	9,183	8,444	27,303	24,537
INTEREST EXPENSE
Deposits	3,327	2,448	9,296	6,855
Securities sold under agreements to repurchase	168	120	453	340
Total interest expense	3,495	2,568	9,749	7,195
NET INTEREST INCOME	5,688	5,876	17,554	17,342
Provision (benefit) for loan losses	—	—	(150)	—
NET INTEREST INCOME AFTER
PROVISION (BENEFIT) FOR LOAN LOSSES	5,688	5,876	17,704	17,342
NON-INTEREST INCOME
Service charges on deposits	765	555	1,943	1,622
Other	352	263	788	669
Total non-interest income	1,117	818	2,731	2,291
NON-INTEREST EXPENSES
Salaries	1,950	1,820	5,628	5,165
Payroll taxes and employee benefits	443	415	1,369	1,211
Bank premises and equipment	322	326	971	945
Occupancy	153	169	508	504
State business taxes	146	111	376	335
Advertising	261	195	678	521
Loss on sale of assets	81	—	81	—
Other	810	756	2,547	2,177
Total non-interest expenses	4,166	3,792	12,158	10,858
INCOME BEFORE PROVISION
FOR INCOME TAX	2,639	2,902	8,277	8,775
PROVISION FOR INCOME TAX
Current	698	760	2,033	2,316
Deferred	(78)	—	(78)	51
Total provision for income tax	620	760	1,955	2,367
NET INCOME	$2,019	$2,142	$6,322	$6,408
BASIC EARNINGS PER SHARE	$3.00	$3.17	$9.40	$9.31
DILUTED EARNINGS PER SHARE	$3.00	$3.17	$9.38	$9.30
DIVIDENDS DECLARED PER SHARE	$0.00	$0.00	$2.25	$1.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands except share and per	Common Stock		Retained	Accum. Other Comprehensive	Total Stockholders’	Comprehensive
share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity	Income

BALANCE, January 1, 2006	707,237	$14,604	$51,139	$(370)	$65,373
Comprehensive income:
Net income	—	—	6,408	—	6,408	$6,408
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $306	—	—	—	594	594	594
Unrealized loss on available-for-sale securities, net of tax benefit of $340	—	—	—	(659)	(659)	(659)
Total other comprehensive loss						(65)
Comprehensive income						$6,343
Cash dividend declared, $1.25 per share	—	—	(849)	—	(849)
Common stock redemption	(33,568)	(664)	(4,920)	—	(5,584)
Common stock issued	100	15	—	—	15
BALANCE, September 30, 2006	673,769	$13,955	$51,778	$(435)	$65,298

BALANCE, January 1, 2007	673,532	$13,935	$52,878	$(269)	$66,544
Comprehensive income:
Net income	—	—	6,322	—	6,322	$6,322
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $591	—	—	—	1,147	1,147	1,147
Unrealized loss on available-for-sale securities, net of tax benefit of $498	—	—	—	(967)	(967)	(967)
Total other comprehensive income						180
Comprehensive income						$6,502
Cash dividend declared, $2.25 per share	—	—	(1,517)	—	(1,517)
Common stock redemption	(2,870)	(510)	—	—	(510)
Common stock issued	100	101	—	—	101
BALANCE, September 30, 2007	670,762	$13,526	$57,683	$(89)	$71,120

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Nine months ended September 30,	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,322	$6,408
Adjustments to reconcile net income to net cash flows from operating activities
Benefit for loan losses	(150)	—
Depreciation	654	629
Loss (gain) on sale of assets	81	(22)
Gains on sale of other real estate owned	(6)	—
Gains on sale of loans	(9)	—
Amortization of investment security premiums and discounts, net	(146)	(42)
Provision for deferred income taxes	(78)	51
Stock compensation for employee services	101	15
Changes in operating assets and liabilities
Decrease in loans held for sale	9	—
Increase in interest receivable	(354)	(805)
Increase in other assets	(1,400)	(2,674)
Decrease in other liabilities	428	628
Net cash flows from operating activities	5,452	4,188
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	31,789	18,500
Purchases of investment securities — available-for-sale	(36,437)	(44,954)
Proceeds from maturities and principal payments of investment securities — held-to-maturity	3,172	5,765
Purchases of investment securities — held-to-maturity	(6,805)	(10,146)
Net decrease (increase) in federal funds sold	(17,930)	45,955
Net increase in loans	(22,756)	(11,327)
Purchase of premises and equipment	(602)	(881)
Proceeds from sale of assets	6	22
Net cash flows from investing activities	(49,563)	2,934
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(6,229)	(23,487)
Net increase in time deposits	42,810	16,187
Net increase in securities sold under agreements to repurchase	2,628	2,203
Amount paid for redemption of common stock	(510)	(5,584)
Cash dividends	(1,517)	(849)
Net cash flows from financing activities	37,182	(11,530)
NET CHANGE IN CASH AND DUE FROM BANKS	(6,929)	(4,408)
CASH AND DUE FROM BANKS, beginning of year	21,535	24,975
CASH AND DUE FROM BANKS, end of period	$14,606	$20,567
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$2,387	$2,478
Cash paid during the year for interest	9,595	7,120
NONCASH FINANCING AND INVESTING TRANSACTIONS
Net unrealized loss (gain) on available-for-sale securities	(180)	65

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results anticipated for the year ending December 31, 2007. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2:   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses for the periods presented, and assets and liabilities as of the date of the balance sheet. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred income taxes. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Bancorp’s financial statements. Accordingly, it is possible that actual results could differ from these estimates or assumptions, which could have a material effect on the reported amounts of the consolidated financial position and results of operation. These policies are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share and per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$2,019	$2,142	$6,322	$6,408
Denominator:
Denominator for basic earnings per share -
Weighted average shares outstanding	671,085	675,372	672,298	688,339
Effect of diluted earnings per share-
Stock options and restricted stock grants	1,333	337	1,434	379
Denominator for diluted earnings per share -
Weighted average shares outstanding	672,418	675,709	673,732	688,718
Basic earnings per share	$3.00	$3.17	$9.40	$9.31
Diluted earnings per share	$3.00	$3.17	$9.38	$9.30

Note 5:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses which is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, and loan concentrations.  Additionally, the Bank conducts a detailed analysis of individual loans for which full collectibility may not be assured which includes the determination, the existence, and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a historical loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

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

Note 6:   STOCK-BASED COMPENSATION

Bancorp has a stock-based equity compensation plan.  Under this plan, Bancorp is authorized to grant options or restricted stock up to 100,000 shares.  No grants of options or restricted stock were awarded for the nine months ended September 30, 2007. For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2006 contained in the Annual Report on Form 10-K.

Note 7:   INCOME TAXES

In 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  Bancorp adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Bancorp recognized no material adjustments for unrecognized income tax benefits, all of which would affect Bancorp’s effective income tax rate if recognized.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

Bancorp is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2003.  The State of Washington recently examined Bancorp’s business and occupation tax returns for 2003, 2004, 2005 and 2006 and no significant adjustments were identified.

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2007: (dollars in thousands)

Unfunded commitments to extend credit	$76,450
Credit card arrangements	7,647
Commitments to fund municipal warrants	1,673
Standby letters of credit	2,087

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits companies to choose to measure selected financial instruments at fair value. Following the initial fair value measurement date, ongoing unrealized gains and losses on items for which fair value reporting has been elected are reported in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of this statement was permitted only as allowed in paragraph 30 of the statement. Bancorp did not elect early adoption of this standard and does not anticipate the adoption of SFAS No. 159 on its effective date will have a material impact on its consolidated financial statements.

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

Net income was $2.0 million and $2.1 million for the quarters ended September 30, 2007 and 2006 with basic earnings per share at $3.00 and $3.17, respectively. Net income was $6.3 million and $6.4 million for the nine months ended September 30, 2007 and 2006 with basic earnings per share at $9.40 and $9.31, respectively. The decreases in net income was primarily attributable to increases in non-interest and interest expenses in 2007, which were partially offset by increases in interest income resulting from an increase in the average balance of interest-earning assets in 2007. Net income, for the nine months ended September 30, 2007 was favorable impacted by a $495,000 interest recovery on one loan relationship and a $150,000 benefit for loan losses compared to no provision or benefit for loan losses in 2006.

Annualized return on average assets was 1.43 percent and 1.53 percent for the quarter and nine months ending September 30, 2007 compared to 1.68 percent and 1.65 percent during the same time periods in 2006.  Annualized return on average equity was 11.58 percent and 12.26 percent for the quarter and nine months ending September 30, 2007 compared to 13.34 percent and 13.19 percent, for the same time periods in 2006.

Total assets increased to $577.0 million at September 30, 2007 compared to $532.8 million at December 31, 2006.  The increase was primarily due to a $36.6 million increase in total deposits. Net loans increased by $22.9 million to $343.5 million compared to $320.6 million at December 31, 2006.

RESULTS OF OPERATIONS

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income.   Bancorp generates non-interest income primarily through service charges and fees.  Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expense, bank premises and equipment expense and advertising expense.

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

Net interest income was $5.7 million and $17.6 million for the quarter and nine months ended September 30, 2007 compared to $5.9 million and $17.3 million for the like periods in 2006.  The decrease for the third quarter of 2007 compared to the same quarter in 2006 was primarily due to the decrease in the interest-earning asset yield and an increase in the cost of funds on and the average balance of interest-bearing liabilities. The increase for the nine months ended September 30, 2007 compared to 2006 was primarily due to increases in the balance of average interest-earning assets which was partially offset by an increase in the cost of funds on interest-bearing liabilities and an increase in the average balance of interest-bearing liabilities.  In addition, for the nine months ended September 30, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  Starting in 2006, the Federal Reserve increased its targeted federal funds rate by 100 basis points to 5.25 percent, where it remained until September 18, 2007 when the rate was decreased by 50 basis points to 4.75 percent. Bancorp’s prime rate moves in conjunction with the federal funds rate.  In 2007, Bancorp experienced compression in the net interest margin compared to 2006.  For the quarter and nine months ended September 30, 2007, the net interest margin decreased to 4.24 percent and 4.55 percent from 4.91 percent and 4.85 percent for the like periods in 2006.  These decreases were primarily a result of the more rapid increase in the cost of funds than the yield on interest-earning assets. For the quarter and nine months ended September 30, 2007 compared to the like periods in 2006, cost of funds increased 53 basis points and 63 basis points while the interest-earning asset yield decreased 21 basis points and increased 21 basis points, respectively.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans increased by $516,000 and $2.4 million, respectively for the quarter and nine months ended September 30, 2007 compared to the like periods in 2006.  For the current quarter, this increase was primarily a result of a $38.7 million increase in the average balance which was partially offset by a decrease in the yield on loans by 38 basis points from 8.59 percent to 8.21 percent. The increase for the nine months ended September 30, 2007 compared to the like period in 2006 was primarily a result of a $35.1 million increase in the average balance and a $495,000 interest recovery on one loan relationship which was partially offset by a decrease in the yield on loans, without the interest recovery, by 15 basis points from 8.49 percent to 8.34 percent.

Interest earned on investments and federal funds sold increased $223,000 and $414,000 for the quarter and nine months ended September 30, 2007 compared to the like quarters in 2006.  Within the total, interest on federal funds decreased $156,000 for the current quarter and $812,000 for the nine months ended September 30, 2007. For the current quarter, this decrease was primarily a result of a 53 basis point decrease in yield and an $8.1 million decrease in the average balance and for the nine months ended September 30, 2007, this decrease was primarily a result of the $24.6 million decrease in the average balance. Interest earned on investments increased by $379,000 and $1.2 million for the quarter and nine months ended September 30, 2007, primarily due to a $27.0 million and a $27.2 million increase in the average balance.  The yield on investments increased from 4.09 percent to 4.35 percent for the current quarter compared to the 2006 quarter and from 3.93 percent to 4.31 percent for the nine months ended September 30, 2007 compared to the like period in 2006.

Interest- bearing liabilities

Interest expense increased $927,000 and $2.6 million for the quarter and nine months ended September 30, 2007 compared to the like periods in 2006.  For the current quarter, the increase was the result of a $53.1 million increase in the average balance of total interest-bearing liabilities and a 53 basis point increase in the rates paid on interest-bearing liabilities from 2.75 percent to 3.28 percent. For the nine months ended September 30, 2007, the increase was due to a $32.5 million increase in the average balance of interest-bearing liabilities and a 63 basis point increase in rates paid on interest-bearing liabilities from 2.57 percent to 3.20 percent.

The following tables present information regarding average balances of assets and liabilities  as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $240,000 and $773,000 for the quarter and nine months ended September 30, 2007, and $301,000 and $879,000 for the quarter and nine months ended September 30, 2006 are included in interest earned on loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2007			2006
	Average		Yield	Average		Yield
Three months ended Sept. 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$36,015	$431	4.75%	$44,144	$587	5.28%
Taxable investment securities	109,825	1,421	5.13	91,951	1,113	4.80
Tax exempt securities	45,429	281	2.45	36,292	210	2.30
Loans	340,631	7,050	8.21	301,944	6,534	8.59
Total interest-earning assets	531,900	9,183	6.85%	474,331	8,444	7.06%
Non-interest earning assets	34,826			36,986

Total assets	$566,726			$511,317

Liabilities and Stockholders’ Equity
Interest-bearing demand	$88,008	$283	1.28%	$84,434	$274	1.29%
Savings and money market	139,951	762	2.16	141,196	741	2.08
Certificates of deposit	178,724	2,282	5.07	131,679	1,433	4.32
Total interest-bearing deposits	406,683	3,327	3.25	357,309	2,448	2.72
Securities sold under agreement to repurchase	16,400	168	4.06	12,662	120	3.76
Total interest-bearing deposits & liabilities	423,083	3,495	3.28%	369,971	2,568	2.75%
Non interest-bearing demand deposits	70,428			74,004
Other non-interest-bearing liabilities	3,457			3,118
Total liabilities	496,968			447,093
Stockholders’ equity	69,758			64,224
Total liabilities and stockholders’ equity	$566,726			$511,317
Net interest income		$5,688			$5,876
Interest rate spread			3.57%			4.31%
Net interest margin			4.24%			4.91%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2007			2006
	Average		Yield	Average		Yield
Nine months ended Sept. 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$37,048	$1,393	5.03%	$61,674	$2,205	4.78%
Taxable investment securities	105,661	4,027	5.10	86,330	2,972	4.60
Tax exempt securities	42,628	757	2.37	34,736	586	2.26
Loans	330,693	21,126	8.54	295,608	18,774	8.49
Total interest-earning assets	516,030	27,303	7.07%	478,348	24,537	6.86%
Non-interest earning assets	34,875			37,926
Total assets	$550,905			$516,274

Liabilities and Stockholders’ Equity
Interest-bearing demand	$85,187	$823	1.29%	$87,653	$847	1.29%
Savings and money market	140,530	2,295	2.18	148,198	2,246	2.03
Certificates of deposit	166,109	6,178	4.97	125,702	3,762	4.00
Total interest-bearing deposits	391,826	9,296	3.17	361,553	6,855	2.53
Securities sold under agreement to repurchase	15,214	453	3.98	13,001	340	3.50
Total interest-bearing deposits & liabilities	407,040	9,749	3.20%	374,554	7,195	2.57%
Non interest-bearing demand deposits	71,589			73,931
Other non-interest-bearing liabilities	3,506			2,991
Total liabilities	482,135			451,476
Stockholders’ equity	68,770			64,798
Total liabilities and stockholders’ equity	$550,905			$516,274
Net interest income		$17,554			$17,342
Interest rate spread			3.87%			4.29%
Net interest margin			4.55%			4.85%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Non-accruing loans have been included in the computation of average loans. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except per share amounts)

	Three months ended Sept. 30,			Nine months ended Sept. 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold	$(55)	$(101)	$(156)	$177	$(989)	$(812)
Investment securities	96	283	379	373	853	1,226
Loans	(1,555)	2,071	516	111	2,241	2,352
Total net change in income on Interest-earning assets	(1,514)	2,253	739	661	2,105	2,766
Interest-Bearing Liabilities
Deposits	296	583	879	1,219	1,222	2,441
Securities sold under agreements to repurchase	10	38	48	51	62	113
Total net change in expense on
Interest-bearing liabilities	306	621	927	1,270	1,284	2,554
Net change in net interest income	$(1,820)	$1,632	$(188)	$(609)	$821	$212

NON-INTEREST INCOME     Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $1.1 million and $2.7 million for the quarter and nine months ended September 30, 2007 compared to $818,000 and $2.3 million for the same periods in 2006. In July 2007, Bancorp began offering a new overdraft protection product to its checking account customers and due primarily to this new product overdraft and non-sufficient fund fees increased $191,000 for the third quarter of 2007 compared to 2006.  In addition, during May 2007, Bancorp expanded its residential lending department and as a result brokered loan fees and processing fees increased $48,000 and $115,000 for the quarter and nine months ended September 30, 2007 compared to the same periods in 2006. Partially offsetting these increases was a $72,000 and $76,000 decrease in late charges collected on non-performing loans for the quarter and nine months ended September 30, 2007.

NON-INTEREST EXPENSE     Non-interest expense was $4.2 million and $12.2 million for the quarter and nine months ended September 30, 2007 compared to $3.8 million and $10.9 million in the like periods in 2006. These increases were primarily attributable to increases of $130,000 and $463,000 in salary expenses, $28,000 and $158,000 in payroll taxes and employee benefit expenses, $66,000 and $157,000 in advertising costs and $43,000 and $274,000 in consulting expenses for the quarter and nine months in 2007, respectively. The increase in salary expense from 2006 to 2007 was primarily attributable to higher salaries, overall growth in employment and equity compensation expenses.  In 2007, Bancorp continued its efforts to increase and enhance its Retail Banking and Consumer and Commercial Lending staff in addition to increasing staff within the Residential Lending department.  The increase in consulting fees was primarily attributable to the professional fees associated with a profit enhancement review and professional fees associated with management’s evaluation and assessment of internal controls as required under Sarbanes-Oxley Act Section 404.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2007 was 61.2 percent and 59.5 percent compared to 56.6 percent and 55.3 percent in the same time periods in 2006. These increases from 2006 were primarily due to increases in non-interest expenses.

INCOME TAX EXPENSE     Income tax expense for the quarter and nine months ended September 30, 2007 was $620,000 and $2.0 million compared to $760,000 and $2.4 million for the quarter and nine months ended September 30, 2006. Bancorp’s effective tax rates were 23.6 percent and 27.0 percent for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of September 30, 2007, Bancorp had $47.7 million in tax-exempt securities compared to $37.5 million as of September 30, 2006.

REVIEW OF FINANCIAL CONDITION

Assets totaled $577.0 million at September 30, 2007, compared to $532.8 million at December 31, 2006.  This increase was primarily due to an increase of $36.6 million in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD     Total investment securities increased $8.7 million to $157.7 million at September 30, 2007 compared to $149.0 million at December 31, 2006. Bancorp continues to adjust the portfolio mix to include additional mortgage-backed securities and municipal securities.  Security purchases were $43.2 million in the first 3 quarters, which was offset by maturities, security calls and principal pay downs of $35.0 million.  Federal funds sold increased to $43.6 million at September 30, 2007 compared to $25.7 million at December 31, 2006.

Certain investment securities included in the table below currently have fair values less than amortized cost and, therefore, contain unrealized losses.  Bancorp has evaluated these securities and believes that the decline in value is temporary and is related to the changes in market interest rates since purchase, with no permanent sector or issuer credit concerns or impairments.  Bancorp anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following table presents the carrying value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

(dollars in thousands)	September 30, 2007	December 31, 2006
Held-to-maturity
State and political subdivisions	$38,667	$35,034
Total	$38,667	$35,034
Available-for-sale
U.S. government agencies	$78,335	$90,520
Mortgage-backed-securities	31,648	19,777
State and political subdivisions	9,025	3,644
Total	$119,008	$113,941

LOANS     Net loans were $343.5 million at September 30, 2007 compared to $320.6 million at December 31, 2006.  Loan growth has been focused in real estate and consumer lending.  During the year, real estate commercial and residential loans increased $23.6 million and consumer loans increased $4.2 million.  These increases were partially offset by decreases of $1.9 million and $3.5 million in commercial loans and real estate construction loans.

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

Real estate loans comprise the largest category of loans with a total of $247.1 million or 70.6 percent and $227.0 million or 69.3 percent as of September 30, 2007 and December 31, 2006, respectively. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.

Residential mortgage loans are offered primarily through Bancorp’s residential lending department. During 2007, Bancorp expanded its residential lending department.  Loans originated are primarily for the purchase or refinance of residential properties.  Bancorp brokers a majority of these loans through Countrywide Mortgage and Washington Mutual. In 2007, Bancorp brokered or sold $12.5 million for the nine months ended September 30, 2007 compared to $8.7 million for the nine months ended September 30, 2006.

Commercial loans were $70.1 million as of September 30, 2007 and $72.0 million as of December 31, 2006.    Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $32.6 million at September, 2007 and $28.4 million at December 31, 2006. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Real estate—residential & commercial	$218,625	62.5%	$194,989	59.5%
Real estate construction	28,491	8.1%	32,031	9.8%
Commercial, industrial & agricultural	70,093	20.0%	72,033	22.0%
Consumer	32,585	9.4%	28,385	8.7%
Total loans	349,794	100%	327,438	100%
Less:
Allowance for loan losses	4,805		5,176
Deferred loan fees	1,515		1,694
Net loans	$343,474		$320,568

Concentrations

As shown in the table above, Bancorp has a concentration in commercial and residential real estate.  Although management believes that loans within the real estate area have no more than the normal risk of collectibility, a substantial decline in the performance of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

PROVISION AND ALLOWANCE FOR LOAN LOSSES     The allowance for loan losses was $4.8 million as of September 30, 2007 compared to $5.2 million at December 31, 2006. When available information confirms that specific loans or portions thereof, are uncollectible, those amounts are charged-off against the allowance for loan losses.  Net charges-offs for the three months and nine months ended September 30, 2007 were $61,000 and $221,000 compared to $108,000 and $466,000 for the three and nine months ended September 30, 2006.

For the quarter and nine months ended September 30, 2007, Bancorp reported no provision and a $150,000 benefit for loan losses, respectively, compared to no provision or benefit for loan losses in 2006. This was primarily related to the changes in risk grading of loans and minimal net charge-offs. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses.

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a historical loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses, and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.   See Note 5 of Notes to the Consolidated Financial Statements for more information on the allowance for loan losses.

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

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

(dollars in thousands)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006

Allowance as of beginning of period	$4,866	$4,820	$5,176	$5,178
Provision (benefit) for loan losses	—	—	(150)	—
Charge-offs	(105)	(328)	(436)	(1,251)
Recoveries	44	220	215	785
Net charge-offs	(61)	(108)	(221)	(466)
Balance at end of period	$4,805	$4,712	$4,805	$4,712
Ratio of net charge-offs (annualized) to average loans during the period	0.07%	0.14%	0.09%	0.21%
Ratio of allowance to net loans at end of period	1.40%	1.54%	1.40%	1.54%

NON-PERFORMING ASSETS     Non-performing assets include non-accrual loans, loans 90 days or more delinquent and other real estate owned and at September 30, 2007 decreased to $4.7 million compared to $5.7 million as of December 31, 2006. At September 30, 2007, other real estate owned was zero and non-accrual loans were $4.7 million with one relationship comprising $3.5 million of the balance. Generally, these loans are well collateralized though loss of principal on certain types of these loans will remain in question until the loans are paid or collateral is liquidated.  It is Bancorp’s plan to aggressively continue its collection efforts and liquidation of collateral, if necessary, to recover as large a portion of the non-accrual assets as possible. Loans are generally placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt.  At September 30, 2007, impaired loans were $8.9 million and included in the allowance for loan losses was a $1.1 million specific allocation relating to two credit relationships.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)

	September 30, 2007	December 31, 2006
Non-accrual loans	$4,650	$5,734
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	4,650	5,734
Other real estate owned	—	—
Total non-performing assets	$4,650	$5,734
Total non-performing loans to net loans	1.35%	1.79%
Total non-performing loans to total assets	0.81%	1.08%
Total non-performing assets to total assets	0.81%	1.08%
Total non-performing assets to allowance for loan losses	96.77%	110.78%

DEPOSITS     Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  Transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area.  At September 30, 2007, total deposits were $485.9 million compared to $449.3 million at December 31, 2006.  Within the total, time deposits increased $42.8 million while core deposits decreased $6.2 million. Time deposits increased to 38.5 percent of deposits at September 30, 2007 compared to 32.1 percent of deposits at December 31, 2006.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$71,067	14.6%	$81,250	18.1%
Interest bearing demand	88,362	18.2%	83,602	18.6%
Money market	62,238	12.8%	59,855	13.3%
Savings	77,245	15.9%	80,434	17.9%
Time	187,012	38.5%	144,202	32.1%
Total deposits	$485,924	100.0%	$449,343	100.0%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE     As of September 30, 2007 and December 31, 2006, securities sold under agreements to repurchase were $16.7 million and $14.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES     Stockholders’ equity increased to $71.1 million at September 30, 2007 from $66.5 million at December 31, 2006.  This increase was primarily due to net income of $6.3 million which was partially offset by stock repurchases of $510,000 and payment of cash dividends of $1.5 million. Book value per share at September 30, 2007 was $106.03 compared to a book value of $98.80 at December 31, 2006.

Bancorp has only one class of stock, which is common stock.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements.  For the nine months ended September 30, 2007, Bancorp repurchased 2,870 shares of stock for an average price of $178 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of September 30, 2007 and December 31, 2006, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Minimu	Amount		Ratio
As of September 30, 2007
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$75,758	17.27%	$35,096	>	8.00%	$43,870	>	10.00%
Skagit State Bancorp, Inc.	$76,014	17.33%	$35,097	>	8.00%	$43,871	>	10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$70,953	16.17%	$17,548	>	4.00%	$26,322	>	6.00%
Skagit State Bancorp, Inc.	$71,209	16.23%	$17,548	>	4.00%	$26,323	>	6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$70,953	12.56%	$22,594	>	4.00%	$28,243	>	5.00%
Skagit State Bancorp, Inc.	$71,209	12.61%	$22,594	>	4.00%	$28,243	>	5.00%

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$71,548	17.96%	$31,878	>	8.00%	$39,847	>	10.00%
Skagit State Bancorp, Inc.	$71,796	18.02%	$31,878	>	8.00%	$39,847	>	10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$66,565	16.71%	$15,939	>	4.00%	$23,908	>	6.00%
Skagit State Bancorp, Inc.	$66,813	16.77%	$15,939	>	4.00%	$23,908	>	6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$65,565	12.66%	$21,031	>	4.00%	$26,289	>	5.00%
Skagit State Bancorp, Inc.	$66,813	12.71%	$21,031	>	4.00%	$26,289	>	5.00%

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

Bancorp has generally been a net seller of federal funds.  At September 30, 2007 and December 31, 2006, Bancorp’s federal funds sold were $43.6 million and $25.7 million, respectively. Other sources of potential liquidity include loan repayments, investment securities repayments and borrowing through pre-approved credit lines. Liquidity is also obtained by maintaining assets that are readily convertible to cash through maturities and sales.  As of September 30, 2007, Bancorp had $35.0 million in approved credit lines from various financial institutions.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail the Bancorp’s operating, investing and financing activities. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the statement of cash flows, net cash from operating activities contributed $5.5 million to liquidity for the nine months ended September 30, 2007 and $4.2 million for the nine months ended September 30, 2006.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter and nine months ended September 30, 2007, Bancorp repurchased 782 and 2,870 shares of stock for an average price of $181 and $178 per share, respectively.

	Total Number of Shares	Average Price Paid per
Period	Purchase	Share
July 1 - 31, 2007	—	—

August 1 - 31, 2007	712	$181.00

September 1 - 30, 2007	70	$181.00

Bancorp has not adopted an official repurchase plan or adapted a maximum shares that may be repurchased, however all stock repurchases are approved by the Board of Directors.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 13, 2007	/s/Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	November 13, 2007	/s/Carla F. Tucker
Carla F. Tucker
Senior Vice-President
Chief Financial Officer