Form 10-K
period 2007-12-31
Skagit State Bancorp, Inc.
filed 2008-03-27
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller repoting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the most recent second quarter), was $84.6 million  (based on the June 30, 2007 market price of  $181 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 19, 2008 was:

Title of Class	Number of Shares Outstanding
Common Stock, $0 Par Value	673,266

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Annual Report to Stockholders for the year ended December 31, 2007 are incorporated by reference into Part II of this Annual Report.

2.     Portions of the Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

SKAGIT STATE BANCORP,INC.

2007 Annual Report on Form 10-K

PART I

ITEM 1.  BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”). On June 30, 2006, at the completion of the corporate reorganization, pursuant to the Plan and Agreement of Reorganization and Merger dated January 17, 2006, Skagit State Bank became a wholly-owned subsidiary of Skagit State Bancorp, Inc.

Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2007, Bancorp had 721 shareholders of record owning 671,837 shares of the Bank’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and twelve other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. Bancorp provides a full range of banking services and products to both businesses and individuals. Bancorp operates its main office and one branch in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  As of December 31, 2007, Bancorp had total assets of $592.7 million.

Competition

The banking industry is highly competitive and Bancorp competes with a number of financial institutions within Skagit, Snohomish and Whatcom Counties, including state-wide banking organizations, local community banks, savings banks, savings and loans, and credit unions.   In addition to competition from other banking institutions, Bancorp competes against financial service companies, brokerage houses, mutual funds and other financial service organizations. Although Bancorp has been able to compete effectively in its market areas to date, there can be no assurance that it will be able to continue to do so in the future.

Services Provided

Lending Activities.  Bancorp concentrates on five areas of lending: loans to individuals for business purposes, loans for small and medium-sized businesses, agricultural loans, loans to commercial enterprises for real estate transactions and consumer purpose loans.  Bancorp’s primary lending activities includes commercial real estate loans, commercial loans which include agriculture production loans and consumer purpose loans. Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. Bancorp originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable.

Real estate loans comprise the largest category of loans at 70.4% of the loan portfolio.  Real estate loans increased 10.6% or $24.1 million to $251.1 million and $227.0 million as of December 31, 2007 and 2006, respectively. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While Bancorp has significant balances secured by real estate,

Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Also, economic conditions may affect a borrower’s ability to meet the stated repayment terms.

Residential mortgage loans are offered primarily through Bancorp’s residential lending department. During 2007, Bancorp expanded its residential lending department.  Loans originated are primarily for the purchase or refinance of residential properties.  Bancorp brokers or sells a majority of these loans. In 2007, Bancorp brokered or sold $22.6 million compared to $15.2 million during 2006.

Commercial loans were $70.0 million or approximately 19.6% of the loan portfolio as of December 31, 2007 and $72.0 million as of December 31, 2006. Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans increased 24.6% or $7.0 million to $35.4 million or approximately 9.9% of the loan portfolio at December 31, 2007 from $28.4 million as of December 31, 2006.  During 2007, Bancorp continued to emphasize its consumer lending activities to provide more diversification in its loan portfolio as a means of minimizing both credit risk and interest rate risk. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

The extension of credit to individuals and businesses is a significant portion of Bancorp’s principal business activity and requires ongoing portfolio and credit management.  As such, Bancorp has established lending policies and procedures to manage and monitor risk. These lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals and loan approval limits.

Information relating to “Loans” is set forth in the “Management Discussion and Analysis” section of the 2007 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

Deposit Services. Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  The transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area. Bancorp offers both interest and non-interest bearing checking accounts. All deposit accounts, up to the maximum permitted by law, are insured by the FDIC.

Information relating to “Deposits” is set forth in the “Management Discussion and Analysis” section of the 2007 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

Other Services.  Bancorp provides other traditional commercial and consumer banking services, including safe deposit services, debit and automated teller machine cards, on-line banking, credit card services, savings bonds, cashiers’ checks, travelers’ checks, notary services, and other services.  New technologies and services are reviewed for business development and cost saving purposes.  Bancorp’s on-line banking service provides customers a convenient way to process balance inquiries, transfers, bill paying and other services.  Bancorp’s website address is www.skagitbank.com.

Employees

As of December 31, 2007, Bancorp had 169 full-time equivalent employees.

Supervision and Regulation

General

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

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment records are also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Deposit Insurance

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly.  The premium amount is based upon a risk classification system established by the FDIC.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

In 2007, the federal banking agencies, including the FDIC and the Federal Reserve, approved final rules to implement new risk-based capital requirements. Presently, this new advanced capital adequacy framework, called Basel II, is applicable only to large and internationally active banking organizations. Basel II changes the existing risk-based capital framework by enhancing its risk sensitivity. Whether Basel II will be expanded to apply to banking organizations that are the size of the Company or the Bank is unclear at this time, and what effect such regulations would have on us cannot be predicted, but we do not expect our operations would be significantly impacted.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

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

Recent Legislation

Financial Services Regulatory Relief Act of 2006. In 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends regulations of national banks relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. Our business, expenses, and operations have not been significantly impacted by this legislation.

Effects Of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies, such as the recent lowering of the Federal Reserve’s discount rate, and their impact on us cannot be predicted with certainty.

Forward-Looking Statements

The discussion following below and elsewhere in this Form 10-K contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. When used in this discussion and elsewhere in this Form 10-K, the words “will,” “believe,” “expect,” “should,” and “anticipate” and words of similar construction are intended in part to help identify forward looking statements. Future events are difficult to predict, and the expectations described are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely.  Readers are cautioned to not place undue reliance on any such forward-looking statements, which speak only as of the date of this Form 10-K, and readers are advised that various factors, including (1) local, regional and national economic conditions; (2) substantial changes in levels of market interest rates, that may reduce interest margins and negatively affect funding sources;  (3) deterioration of credit quality that could, among other things, increase defaults and delinquency risks in the loan portfolio;  (4) a continued decline in the real estate market and other factors listed under Risk Factors in Item 1A could affect Bancorp’s financial performance and could cause actual results for future periods to differ materially from those anticipated or projected ; (5) a tightening of available credit; (6) competitive pressure among financial institutions; and (7) changes in regulatory climate which would make it more challenging and costly to do business.   Bancorp does not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1A.               RISK FACTORS

There are certain risks inherent to Bancorp’s business.  The material risk and uncertainties that management believes affect Bancorp are described below.  Although we have risk management policies, procedures and verification procedures in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Bancorp’s business operations.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest on deposits increase at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits. In 2006, the Federal Reserve increased its targeted federal funds rate by 100 basis points to 5.25 percent, where it remained until September 18, 2007 when the Federal Reserve began decreasing rates rapidly. The Federal Reserve decreased rates 100 basis points in 2007 and 125 basis points in January 2008.

Borrowers unwilling or unable to repay loans could adversely affect Bancorp’s profitability

Credit risk, the possibility that borrowers will be unwilling or unable to repay their obligations when due, could profoundly impact our earnings.  We maintain an allowance for loan losses for estimated future loan losses.  The level of our allowance for loan losses is based on management’s judgments and various assumptions about the loan portfolio.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, which could adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect Bancorp’s earnings

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While Bancorp strives to carefully monitor credit quality and to identify loans that may become nonperforming or uncollectible, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified.  As a result, future additions to the allowance may be necessary.  Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses.  These regulatory agencies may require us to recognize further loan charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

Bancorp’s concentration in real estate loans could adversely affect Bancorp’s earnings in an economic downturn.

Real estate loans comprise the largest category of loans and represent 70.4 percent of total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in; a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

There has been an economic downturn in other parts of the country, particularly in the housing and commercial real estate sectors.  The Pacific Northwest economy typically lags the national economy. Accordingly, an economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio. The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties and any decline in the economy of this market area could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Competition in our market area may limit Bancorp’s future success

Commercial banking is a highly competitive business.  Bancorp competes with other commercial banks, savings and loan associations, credit unions and finance companies operating in our market area.  We are subject to substantial competition for loans and deposits from other financial institutions.  Some of our competitors are not subject to the same degree of regulation and restriction as we are.  Some of our competitors have greater financial resources than we do.  We compete for funds with other financial institutions that, in most cases, are larger and able to provide a greater variety of services than we do and thus may obtain deposits at lower rates of interest.  If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.

We could find it difficult to attract and retain skilled employees

Competition for skilled employees in some areas can be intense and we may not be able to hire or retain the key employees we want or need.  As our success, in large part, is due to our ability to attract and retain key employees, the loss of key employees or if we are unable to attract key employees, could adversely affect our business.

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

There is little trading activity in Bancorp’s stock

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

There are restrictions on changes in control of Bancorp that could decrease our shareholders’ chance to realize a premium on their shares.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

Bancorp is headquartered in Burlington, Washington. The building at 301 East Fairhaven Avenue is owned by Bancorp and houses a branch and administrative offices. Bancorp completed construction and occupied the building in 1961. There is also a building at 121 North Spruce Street in Burlington, a building at 323 E. Fairhaven Avenue and at 327 Fairhaven Avenue in Burlington that houses some of the administrative offices. There are twelve branches in addition to the head office.

Bancorp owns the buildings and land occupied by thirteen (13) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2007, the net book value of Bancorp’s premises and equipment was $12.1 million.

ITEM 3.                  LEGAL PROCEEDINGS

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

Bancorp has only one class of stock, which is common stock and at December 31, 2007, there were 721 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions.

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. During 2007, Bancorp repurchased 2,870 shares of stock for $510,000 with a range of prices from $161-$181 per share.  There were no shares repurchased during the last quarter of 2007. During 2006, Bancorp repurchased 33,805 shares of stock in private transactions for $5.6 million with a range of prices from $135 to $171 per share.

The stock transfer records maintained by the Bank, as transfer agent, indicate that there have been limited transactions involving Bancorp’s stock.  The price information shown in the following table is to the best knowledge of Bancorp’s management based upon information provided informally by the parties to the transactions.  No assurance can be given that such prices are representative of the actual market value of the Common Stock.

Year Ended 12/31/2007				Year Ended 12/31/2006
	Market Price		Cash Dividend		Market Price		Cash Dividend
	High	Low	Declared		High	Low	Declared
1st Qtr	$170.00	$160.00	$—	1st Qtr	$139.00	$129.00	$—
2nd Qtr	190.00	160.00	2.25	2nd Qtr	171.00	125.00	1.25
3rd Qtr	186.27	181.00	—	3rd Qtr	155.00	150.00	—
4th Qtr	186.00	181.00	2.25	4th Qtr	165.00	150.00	1.75

The following table summarizes information about the Bank’s equity compensation plan as of December 31, 2007.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	14,115	$153.58	85,650
Equity compensation plans not approved by security holders*	200	—	—

*Represents unvested restricted shares granted to an executive officer as part of their employment agreement.

ITEM 6.                  SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2007 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Bancorp’s management, including the President/Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the President/CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

The management of Bancorp has assessed the effectiveness of its internal control over financial reporting at December 31, 2007.  To make this assessment, Bancorp used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Bancorp believes that as of December 31, 2007, the internal control system over financial reporting met those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Other Directors” and “Compliance with Section 16(a) Filing Requirements” in Bancorp’s definitive 2008 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

For information regarding our code of ethics applicable to our principal executive officer and our principal financial officer see the section entitled “Corporate Governance – Code of Ethics” in Bancorp’s Proxy Statement which is incorporated herein by reference.  Information regarding Bancorp’s audit committee and financial expert appears under the section entitled “Meetings and Committees of the Board of Directors – Certain Committees of the Board” in our Proxy Statement and is incorporated by reference.

ITEM 11.               EXECUTIVE COMPENSATION

For information concerning executive compensation see the sections entitled “Compensation of Directors” and “Executive Compensation” in Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information concerning ownership of certain beneficial owners and management, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information concerning transactions with management and director independence, see the sections entitled “Transactions with Management” and “Corporate Governance – Director Independence” in Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning principal accountant fees and services, see the section entitled “Auditors” in Bancorp’s Proxy Statement that is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)       Schedules: None

 (a)(3)      Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007

10.3*	2005 Incentive Stock Plan(2)

10.4*	Restricted Stock Agreement(2)

10.5*	Form of Stock Option Agreement(2)

13	Portions of the 2007 Annual Report

14	Code of Ethics (3)

23	Consent of Moss Adams

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensation plan or agreement.

(1)	Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, respectively of Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(2)	Incorporated by reference to Exhibits 99-1-99.3, respectively, of Bancorp’s Registration Statement on Form S-8: (File No. 333-138665) filed on November 13, 2006.

(3)	Incorporated by reference to Exhibit 14 of Bancorp’s 2006 Annual Report on Form 10-K.

(b)	Exhibits: Exhibits are listed in response to Item 15(a) (3).

(c)	Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized,

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 27, 2008	By	: /s/ Cheryl R. Bishop
Cheryl R. Bishop, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

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