Form 10-K/A
period 2007-12-31
Skagit State Bancorp, Inc.
filed 2008-04-03
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

SKAGIT STATE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	20-5048602
(State of Incorporation)	(IRS Employer Identification No.)

301 E. Fairhaven Avenue
Burlington, Washington	98233
(Address of principal executive offices)	(Zip Code)

(360) 755-0411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

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

SKAGIT STATE BANCORP, INC.

2007 Annual Report on Form 10-K

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules	2

Signatures		3

EXPLANATORY NOTE

On March 27, 2008 Skagit State Bancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”). It has come to the Company’s attention that (i) the Certifications required by Section 302 of the Sarbanes Oxley Act of 2002 were not amended to reflect the certification required in connection with the filing of Management’s Annual Report on Internal Controls Over Financial Reporting that was included in Section 9A of the Annual Report; and (ii) the Consent of Moss Adams LLP contained an incorrect date.  Accordingly, new certifications by the Company’s principal executive officer and principal financial officer and an amended Consent of Moss Adams LLP are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

No other changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original Annual Report.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)       Schedules: None

(a)(3)       Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007**

10.3*	2005 Incentive Stock Plan(2)

10.4*	Restricted Stock Agreement(2)

10.5*	Form of Stock Option Agreement(2)

13	Portions of the 2007 Annual Report **

14	Code of Ethics (3)

23	Consent of Moss Adams

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensation plan or agreement.

** Previously filed with Annual Report

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

(3)               Incorporated by reference to Exhibit 14 of Bancorp’s 2006 Annual Report on Form 10-K.

(b)              Exhibits:  Exhibits are listed in response to Item 15(a) (3).

(c)               Financial Statement Schedules:  None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: April 2, 2008	By:	/s/ Cheryl R. Bishop
Cheryl R. Bishop, Chief Executive Officer