Form 10-Q
period 2008-03-31
Skagit State Bancorp, Inc.
filed 2008-05-14
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s Common Stock outstanding at May 14, 2008 was 588,244.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	March 31, 2008	December 31, 2007
ASSETS

ASSETS
Cash and due from banks	$13,518	$16,641
Federal funds sold	14,353	41,195
Investment securities
Available-for-sale, at fair value	128,458	126,953
Held-to-maturity, at amortized cost	38,714	39,926
Loans held for sale	403	—
Loans	364,418	355,198
Allowance for loan losses	(4,098)	(4,535)
Net loans	360,320	350,663
Bank premises and equipment, net	11,928	12,095
Other real estate owned	6,202	—
Accrued interest receivable	3,334	3,464
Other assets	1,040	1,726
TOTAL ASSETS	$578,270	$592,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$424,002	$422,463
Non-interest-bearing	72,892	77,957
Total deposits	496,894	500,420
Securities sold under agreements to repurchase	18,136	15,851
Other liabilities	2,749	3,709
Total liabilities	517,779	519,980

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 585,975 and 670,997 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively	18	13,564
Accumulated other comprehensive loss, net of tax	1,866	694
Retained earnings	58,607	58,425
Total stockholders’ equity	60,491	72,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,270	$592,663

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	For the three months ended March 31,
(dollars in thousands except share data)	2008	2007

INTEREST INCOME
Interest and fees on loans	$6,441	$7,219
Investment securities
Taxable	1,506	1,310
Exempt from federal income tax	325	221
Federal funds sold	242	420
Total interest income	8,514	9,170

INTEREST EXPENSE
Deposits	2,901	2,842
Securities sold under agreements to repurchase	124	132
Total interest expense	3,025	2,974
NET INTEREST INCOME	5,489	6,196
Provision (benefit) for loan losses	—	(150)
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	5,489	6,346
NON-INTEREST INCOME
Service charges on deposits	750	548
Other	200	211
Gain on sale of assets	63	3
Total non-interest income	1,013	762
NON-INTEREST EXPENSES
Salaries	1,921	1,824
Payroll taxes and employee benefits	501	491
Bank premises and equipment	275	318
Occupancy	186	190
State business taxes	121	111
Advertising	150	160
Other	909	850
Total non-interest expenses	4,063	3,944
INCOME BEFORE PROVISION FOR INCOME TAX	2,439	3,164
PROVISION FOR INCOME TAX
Provision for Income Tax	539	765
NET INCOME	$1,900	$2,399
BASIC EARNINGS PER SHARE	$2.85	$3.56
DILUTED EARNINGS PER SHARE	$2.83	$3.56

See accompanying notes to these consolidated financial statements

Skagit State Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2008 and 2007

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income (Loss)	Earnings	Equity	Income
BALANCE, January 1, 2007	673,532	$13,935	$(269)	$52,878	$66,544
Comprehensive income
Net income	—	—	—	2,399	2,399	$2,399
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $78	—	—	152	—	152	152
Total other comprehensive income						152
Comprehensive income						$2,551
Common stock redemption	(475)	(76)	—	—	(76)
Stock compensation expense		36			36
BALANCE, March 31, 2007	673,057	$13,895	$(117)	$55,277	$69,055

BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income
Net income	—	—	—	1,900	1,900	$1,900
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $604	—	—	1,172	—	1,172	1,172
Total other comprehensive income						1,172
Comprehensive income						$3,072
Common stock redemption	(85,022)	(13,586)	—	(1,718)	(15,304)
Stock compensation expense		40			40
BALANCE, March 31, 2008	585,975	$18	$1,866	$58,607	$60,491

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands) Three months ended March 31,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,900	$2,399
Adjustments to reconcile net income to net cash flows from operating activities
Provision (benefit) for loan losses	—	(150)
Depreciation	223	223
Loss (gain) on sale of other real estate owned	—	(3)
Gains on sale of loans	(63)	—
Amortization of investment security premiums and discounts, net	(78)	(53)
Stock compensation for employee services	40	36
Changes in operating assets and liabilities
Originations of loans held for sale	(5,342)	—
Proceeds for sales of loans held for sale	5,002	—
Decrease (increase) in interest receivable	130	133
Decrease (increase) in other assets	82	(675)
Increase (decrease) in other liabilities	(960)	1,122
Net cash flows from operating activities	934	3,032
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities – available-for-sale	19,961	15,634
Purchases of investment securities – available-for-sale	(19,612)	(1,899)
Proceeds from maturities of investment securities – held-to-maturity	1,212	79
Purchases of investment securities – held-to-maturity	—	(376)
Net decrease (increase) in federal funds sold	26,842	(36,700)
Net decrease (increase) in loans	(15,859)	2,341
Purchase of premises and equipment	(206)	(62)
Proceeds from premises and equipment	150	—
Proceeds from sale of other real estate owned	—	3
Net cash flows from investing activities	12,488	(20,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	2,225	(2,661)
Net increase (decrease) in time deposits	(5,751)	17,584
Amount paid for redemption of common stock	(15,304)	(76)
Net increase (decrease) in securities sold under agreements to repurchase	2,285	(272)
Net cash flows from financing activities	(16,545)	14,575
NET CHANGE IN CASH AND DUE FROM BANKS	(3,123)	(3,373)
CASH AND DUE FROM BANKS, beginning of period	16,641	21,535
CASH AND DUE FROM BANKS, end of period	$13,518	$18,162
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$747	$170
Cash paid during the period for interest	3,131	2,916
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	6,202	—

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that due to judgments, estimates and assumptions inherent in those policies are important to an understanding of Bancorp’s financial statements.  These policies relate to the determination of the allowance for loan losses, the valuation of real estate owned, deferred income taxes and impairment of investments. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such classifications have no affect on net income.

Note 4:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

(dollars in thousands except share and per share amounts)

Three months ended March 31,	2008	2007
Numerator:
Net income	$1,900	$2,399
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	666,325	673,221
Effect of dilutive securities:
Stock options and unvested restricted stock grants	4,419	1,505
Denominator for diluted earning per share Weighted average shares outstanding	670,744	674,726
Basic earnings per share	$2.85	$3.56
Diluted earnings per share	$2.83	$3.56

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

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

Note 6:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares.  The plan addresses stock options, restricted stock awards and other stock based compensation awards.  This plan is primarily designed to recognize, motivate, reward and retain eligible employees and to better align the interest of Bancorp’s employees with those of its shareholders.  In addition to this share-based payment plan, Bancorp has outstanding restricted stock awards granted pursuant to an employment agreement with an executive officer. Total equity compensation expense was $40,000 and $36,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

All options granted during 2008 were Incentive Stock Options. In order to qualify as Incentive Stock Options, options granted must meet certain IRS criteria which includes special criteria for employees with 10% or greater ownership in the Company.  Options granted during 2008 are at a price equal to the market value of the stock on the dates that the options were granted, have a term of 10 years from the grant date and vest over a five year period.  Bancorp measures the fair value of each stock option at the date of the grant, using the Black Scholes option valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The following assumptions were used in arriving at the fair value of options granted for the three months ended March 31, 2008:

Employee options
Expected price volatility	16.14%
Risk-free interest rate	3.37%
Dividend yield on underlying stock	2.38%
Weighted-average expected life in years	7.00

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield.  As Bancorp does not have a history of stock options, an average or mid-point based on the vesting term and the expiration term was used in determining the weighted average expected life on options granted to employees.  The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of grant.  SFAS 123(R) requires the recognition of equity-based compensation for the number of awards that are expected to vest.  Estimated forfeitures will be evaluated in subsequent periods and may change based on new facts and circumstances. The following table summarizes the activity related to options outstanding during the quarter ended March 31, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,275	$163.43	8.16	$300
Granted	5,056	$189.00	10.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2008	18,331	$170.48	8.46	$541
Exercisable at March 31, 2008	2,635	$163.44	7.90	$96

The unrecognized share-based compensation cost relating to stock option expense at March 31, 2008 is approximately $536,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of options granted during 2008 was $31.84 per share.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the three months ended March 31, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,040	3.68	$193
Granted	1,429	5.00	270
Vested	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2008	2,469	4.29	$464
Exercisable at March 31, 2008	—	—	—

Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount, if any, the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at March 31, 2008 is $294,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of restricted stock awards granted during 2008 was $189.00 per share.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

Note 7:   INCOME TAXES

Bancorp files a consolidated federal income tax return.  Bancorp accounts for income taxes using the liability method and deferred taxes are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between Bancorp’s financial statements and its tax returns. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Bancorp adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2008: (dollars in thousands)

Unfunded commitments to extend credit	$75,524
Credit card arrangements	8,374
Commitments to fund municipal warrants	1,473
Standby letters of credit	3,165

Note 9:   FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Bancorp adopted this statement effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial asset and liabilities except for those items recognized or disclosed at fair value on an annual or more frequent recurring basis. The adoption of these statements did not have a material effect on Bancorp’s consolidated financial statements.

SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

Level 1 – Quoted priced for identical instruments in active markets that has the ability to access at the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3 – Significant unobservable inputs that reflect the reporting entity’s own assumption about the assumptions that market participants would use in pricing an asset or liability.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, Bancorp determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  While management believes Bancorp’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions used to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service.  The fair value measurements considerable observable data that may include dealer quotes, market spreads, cash flows and  the yield curve among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The table below shows assets measured at fair value on a recurring basis as of March 31, 2008.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$128,458	$—	$128,458	$—
Total	$128,458	$—	$128,458	$—

The table below shows assets measured at fair value on a non-recurring basis as of March 31, 2008.

(dollars in thousands)

		Significant Unobservable Inputs	Total Gains
Description	Total	(Level 3)	(Losses)
Impaired loans	$655	$655	$(206)
Total	$655	$655	$(206)

Note 10:   NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; how derivative instruments and related hedge items affect an entity’s financial position, results of operations and cash flows. This statement is effective for Bancorp on January 1, 2009 and is not expected to have a material impact on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2007 in the Annual Report on Form 10-K.

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

OVERVIEW

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Company” or “Bancorp”). On June 30, 2006, at the completion of a corporate reorganization, Skagit State Bank became a wholly-owned subsidiary of Skagit State Bancorp, Inc. Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 13 full service banking offices located in Skagit, Snohomish and Whatcom counties.

Net income was $1.9 million and $2.4 million for the quarters ended March 31, 2008 and 2007 with diluted earnings per share at $2.83 and $3.56, respectively. The decrease in net income was primarily attributable to a decrease in interest income, which was partially offset by increases in non-interest income. For purposes of comparability, the three months ended March 31, 2007 was favorably impacted by a $495,000 interest recovery on one loan relationship and a $150,000 benefit for loan losses compared to no provision or benefit for loan losses in 2008.

Annualized return on average assets was 1.30 percent and 1.79 percent for the quarters ended March 31, 2008 and 2007, respectively.  Annualized return on average equity was 10.78 percent for the quarter ending March 31, 2008 compared to 14.19 percent for the same period in 2007.

Total assets decreased to $578.3 million at March 31, 2008 compared to $592.7 million at December 31, 2007.  The decrease was primarily due to a $15.3 repurchase of company stock. Net loans increased by $9.6 million to $360.3 million compared to $350.7 million at December 31, 2007.

RESULTS OF OPERATIONS

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income. In addition, changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively.  Bancorp generates non-interest income primarily through fees on mortgage loans and service charges and other deposit related fees. Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expense, bank premises and equipment expenses and other operating expenses.

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

Net interest income decreased to $5.5 million for the quarter ended March 31, 2008 compared to $6.2 million for the like period in 2007.  This decrease was primarily due the fact that the Bancorp was asset sensitive meaning interest-earning assets re-priced more rapidly at lower interest rates than interest-bearing liabilities. In addition, for the three months ended March 31, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  In 2006, the Federal Reserve increased its targeted federal funds rate by 100 basis points to 5.25 percent, where it remained until September 18, 2007 when the Federal Reserve began decreasing rates rapidly. The Federal Reserve decreased rates 100 basis points in 2007 and through March 31, 2008 have decreased another 200 basis points. Bancorp’s prime rate moves in conjunction with the federal funds rate.  For the quarter ended March 31, 2008, the net interest margin decreased to 3.98 percent from 5.03 percent for the like periods in 2007. The decrease was primarily a result of the more rapid decrease in the yield on interest-earning assets than cost of funds with the interest-earning asset yield decreasing 127 basis points and cost of funds decreasing 31 basis points.  Also contributing to the decline in net interest margin, was an interest recovery from one loan relationship of approximately $495,000 which contributes 40 basis points to the net interest margin for the quarter ended March 31, 2007.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans decreased by $778,000 for the quarter ended March 31, 2008 compared to the like period in 2007.  For the current quarter, this decrease was primarily a result of the current declining interest rate environment which decreased the yield earned on loans from 9.15 percent to 7.33 percent.  Partially offsetting the decrease in yield was an increase in the average balance of loans by $32.5 million compared to the same time period in 2007.  In addition, for the three months ended March 31, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

Interest earned on investments and federal funds sold increased $122,000 for the quarter ended March 31, 2008 compared to the like quarter in 2007.  Within the total, interest on federal funds decreased $178,000 which was the result of a 130 basis point decrease in yield and a $7.6 million decrease in the average balance. Interest earned on investments increased by $300,000 for the quarter ended March 31, 2008, primarily due to a $28.7 million increase in the average balance which was partially offset by a decrease in yield from 4.35 percent for the quarter ended  March 31, 2007 to 4.28 percent for the current quarter.

Interest- bearing liabilities

Interest expense increased $51,000 for the quarter ended March 31, 2008 compared to the like period in 2007.  For the current quarter, the increase was the result of a $47.3 million increase in the average balance of total interest-bearing liabilities which was partially offset by a decrease in the cost of funds on interest-bearing liabilities from 3.08 percent to 2.77 percent.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $261,000 and $250,000 for the quarter ended March 31, 2008 and March 31, 2007 are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2008			2007
	Average			Average
Three months ended March 31,	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
Assets
Federal funds sold	$29,305	$242	3.31%	$36,938	$420	4.61%
Taxable investment securities	120,692	1,506	5.00	103,469	1,310	5.13
Tax exempt securities	50,726	325	2.57	39,297	221	2.28
Loans	352,648	6,441	7.33	320,115	7,219	9.15
Total interest-earning assets	553,371	8,514	6.17%	499,819	9,170	7.44%
Non-interest earning assets	33,251			35,344
Total assets	$586,622			$535,163

Liabilities and Stockholders’ Equity
Interest-bearing demand	$90,051	$137	0.61%	$82,966	$268	1.31%
Savings and money market	144,031	524	1.46	140,505	745	2.15
Certificates of deposit	188,761	2,240	4.76	153,516	1,829	4.83
Total interest-bearing deposits	422,843	2,901	2.78	376,987	2,842	3.06
Securities sold under agreement to repurchase	15,564	124	3.20	14,103	132	3.80
Total interest-bearing deposits & liabilities	438,407	3,025	2.77%	391,090	2,974	3.08%
Non interest-bearing demand deposits	74,488			73,110
Other non-interest-bearing liabilities	3,212			3,323
Total liabilities	516,107			467,523
Stockholders’ equity	70,515			67,640
Total liabilities and stockholders equity	$586,622			$535,163
Net interest income		$5,489			$6,196
Interest rate spread			3.40%			4.36%
Net interest margin			3.98%			5.03%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except share data)

	Increase (Decrease) Due to
Three months ended March 31, 2008 vs. 2007	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$(75)	$(103)	$(178)
Investment securities	475	(175)	300
Loans	3,676	(4,454)	(778)
Total net change in income on interest earning assets	4,076	(4,732)	(656)
Interest-Bearing Liabilities
Deposits	1,122	(1,063)	59
Securities sold under agreements to repurchase	64	(72)	(8)
Total net change in expense on interest-bearing liabilities	1,186	(1,135)	51
Net change in net interest income	$2,890	$(3,597)	$(707)

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $1.0 million and $762,000 for the quarter ended March 31, 2008 and 2007, respectively. In July 2007, Bancorp began offering a new overdraft protection product to its checking account customers and due primarily to this new product overdraft and non-sufficient fund fees increased $178,000 for the first quarter of 2008 compared to like quarter in 2007.  In addition, during May 2007, Bancorp expanded its home loan department and as a result brokered loan fees, processing fees and gains on the sale of loans increased $44,000 for the quarter ended March 31, 2008 compared to the like quarter in 2007.

NON-INTEREST EXPENSE              Non-interest expense increased $119,000 or 3.0 percent to $4.1 million for the quarter ended March 31, 2008 compared to $3.9 million for the same period in 2007. This increase was primarily attributable to increases in salary expense. Salary expense increased 5.3 percent to $1.9 million in 2008 and was primarily attributable to higher salaries, overall growth in employment and equity compensation expenses.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter ended March 31, 2008 was 62.5 percent compared to 55.5 percent for the same time periods in 2007. The increase from 2007 was primarily due to decreases in interest income.

INCOME TAX EXPENSE                  Income tax expense for the quarter ended March 31, 2008 was $539,000 compared to $765,000 for the quarter ended March 31, 2007. Bancorp’s effective tax rates were 22.1 percent and 24.2 percent for the quarter ended March 31, 2008 and 2007, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of March 31, 2008, Bancorp had $50.7 million in tax-exempt securities compared to $39.9 million as of March 31, 2007.

REVIEW OF FINANCIAL CONDITION

Total assets decreased to $578.3 million at March 31, 2008 compared to $592.7 million at December 31, 2007.  This decrease was primarily due to a $15.3 million repurchase of Skagit State Bancorp stock during 2008.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD           Total investment securities increased to $167.2 million at March 31, 2008 compared to $166.9 million at December 31, 2007. During 2008,  Bancorp continued to adjust the portfolio mix to decrease the US Agency investments and include additional mortgage-backed securities and municipal securities. Security purchases were $19.6 million in the first quarter of 2008, which was partially offset by maturities, calls and principal pay-downs of $21.2 million.  Federal funds sold decreased to $14.4 million at March 31, 2008 compared to $41.2 million at December 31, 2007 and decreased primarily as a result of the re-purchase of $15.3 million in Bancorp stock and the growth in total loans.

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

Investment Securities Composition

(dollars in thousands)	March 31, 2008	December 31, 2007
Held-to-maturity
U.S. government agencies	$—	$—
State and political subdivisions	38,714	39,926
Total	$38,714	$39,926
Available-for-sale
U.S. government agencies	$47,728	$60,420
Mortgage-backed-securities	68,732	55,385
State and political subdivisions	11,998	11,148
Total	$128,458	$126,953

LOANS                 Net loans increased 2.7 percent to $360.3 million at March 31, 2008 compared to $350.7 million at December 31, 2007.  Bancorp concentrates on five areas of lending: loans to individuals for business purposes, loans for small and medium-sized businesses, agricultural loans, loans to commercial enterprises for real estate transactions and consumer purpose loans.  Bancorp’s primary lending activities include commercial real estate loans, commercial loans which include agriculture production loans and consumer purpose loans. Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. Bancorp originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable.

Real estate loans comprise the largest category of loans with a total of $258.7 million or 70.7 percent and $251.1 million or 70.4 percent as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, $108.9 million of these loans consist of non-farm non residential owner occupied business loans and farmland loans.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business or occupant farm operation. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.  Our real estate portfolio consists of commercial and residential loans.  These loans are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Also, economic conditions may affect a borrower’s ability to meet the stated repayment terms.

Residential mortgage loans are offered primarily through Bancorp’s residential lending department. During 2007, Bancorp expanded its home loan department.  Loans originated are primarily for the purchase or refinance of residential properties.  Bancorp brokers or sells a majority of these loans.

Commercial loans were $71.0 million as of March 31, 2008 and $70.0 million as of December 31, 2007.    Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer loans were $36.1 million at March 31, 2008 and $35.4 million at December 31, 2007. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$243,532	66.6%	$229,680	64.4%
Real estate construction	15,144	4.1%	21,468	6.0%
Commercial, industrial & agricultural	70,986	19.4%	70,040	19.6%
Consumer	36,135	9.9%	35,411	10.0%
Total loans	365,797	100%	356,599	100%
Less:
Allowance for loan losses	4,098		4,535
Deferred loan fees	1,379		1,401
Net loans	$360,320		$350,663

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $4.1 million as of March 31, 2008 compared to $4.5 million at December 31, 2007 and reflects management’s current estimate of the level deemed adequate to provide for estimated future losses. Loans deemed uncollectible, in whole or in part are charged against and reduce the allowance for loan losses. Net charges-offs for the three months ended March 31, 2008 were $437,000 compared to $8,000 for the three months ended March 31, 2007. For the first quarter of 2008, gross charge-offs included charge-offs of approximately $434,000 on one relationship.

For the quarters ended March 31, 2008, and 2007, Bancorp reported no provision and a $150,000 benefit for loan losses, respectively. This was primarily related to minimal net charge-offs and no significant changes in credit quality. The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net-charge-offs through prudent underwriting standards. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses. In addition, declines in general economic conditions could increase future provisions for loan losses and impact Bancorp’s net income.

Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis and reviewed by the Board of Directors. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectibility may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision in inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

Bancorp currently monitors its loan portfolio for potential risk of loss according to an internal risk-grading system. Management monitors Bancorp’s credit quality to identify potential problem credits and any loss exposure in a timely manner.  Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.  While Bancorp believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Loss Activity

(dollars in thousands)
For the three months ended March 31,	2008	2007
Allowance as of beginning of year	$4,535	$5,176
Provision (benefit) for loan losses	—	(150)
Charge-offs	(540)	(45)
Recoveries	103	37
Net (charge-offs) recoveries	(437)	(8)
Balance at end of period	$4,098	$5,018
Ratio of net (charge-offs) recoveries to average loans during the period	(0.50)%	(0.01)%
Ratio of allowance to net loans at end of period	1.14%	1.58%
Ratio of non-performing loans to allowance	15.98%	106.56%

ASSET QUALITY           Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned and at March 31, 2008 decreased to $6.9 million compared to $7.7 million as of December 31, 2007. In 2008, Bancorp foreclosed on two non-accrual credit relationships of approximately $6.2 million which were transferred into other real estate owned. At March 31, 2008 other real estate owned was $6.2 million and non-accrual loans were $655,000.

It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, if necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible. At March 31, 2008 impaired loans were $655,000 and included in the allowance for loan losses was a $170,000 specific allocation relating to two credit relationships. All material loan restructurings have been included in impaired loans.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2008	December 31, 2007
Non-accrual loans	$655	$7,690
Loans past due 90 days or more	—	—
Total non-performing loans	655	7,690
Other real estate owned	6,202	—
Total non-performing assets	$6,857	$7,690
Total non-performing loans to net loans	0.18%	2.19%
Total non-performing loans to total assets	0.11%	1.30%
Total non-performing assets to total assets	1.19%	1.30%

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

Total deposits decreased to $496.9 million at March 31, 2008 compared to $500.4 million at December 31, 2007.  Within the total, time deposits decreased $5.8 million while core deposits increased $2.2 million. Time deposits decreased to 37.3 percent of deposits at March 31, 2008 compared to 38.2 percent of deposits at December 31, 2007.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$72,892	14.7%	$77,957	15.5%
Interest bearing demand	88,848	17.9%	89,830	18.0%
Money market	73,403	14.8%	67,857	13.6%
Savings	76,190	15.3%	73,464	14.7%
Time	185,561	37.3%	191,312	38.2%
Total deposits	$496,894		$500,420

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            As of March 31, 2008 and December 31, 2007, securities sold under agreements to repurchase were $18.1 million and $15.9 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES            Stockholders’ equity decreased to $60.5 million at March 31, 2008 from $72.7 million at December 31, 2007.  This decrease was primarily due to a private stock repurchase of a large block of 85,022 shares from one corporate stockholder for $15.3 million. Book value per share at March 31, 2008 was $103.23 compared to a book value of $108.32 at December 31, 2007.

Bancorp has only one class of stock. Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions.

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the three months ended March 31, 2008, Bancorp repurchased 85,022 shares of stock for an average price of $180 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of March 31, 2008 and December 31, 2007, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2008
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$62,542	13.83%	$36,181	>	8.00%	$45,226	>	10.00%
Skagit State Bancorp, Inc.	$62,723	13.87%	$36,188	>	8.00%	$45,234	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$58,444	12.92%	$18,090	>	4.00%	$27,136	>	6.00%
Skagit State Bancorp, Inc.	$58,625	12.96%	$18,094	>	4.00%	$27,141	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$58,444	9.97%	$23,453	>	4.00%	$29,316	>	5.00%
Skagit State Bancorp, Inc.	$58,625	10.00%	$23,453	>	4.00%	$29,316	>	5.00%

As of December 31, 2007
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$76,354	17.25%	$35,407	>	8.00%	$44,259	>	10.00%
Skagit State Bancorp, Inc.	$76,524	17.29%	$35,412	>	8.00%	$44,265	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,819	16.23%	$17,704	>	4.00%	$26,556	>	6.00%
Skagit State Bancorp, Inc.	$71,989	16.26%	$17,706	>	4.00%	$26,559	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$71,819	12.39%	$23,183	>	4.00%	$28,979	>	5.00%
Skagit State Bancorp, Inc.	$71,989	12.42%	$23,183	>	4.00%	$28,979	>	5.00%

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

Bancorp has generally been a net seller of federal funds.  At March 31, 2008 and December 31, 2007, Bancorp’s federal funds sold were $14.4 million and $41.2 million, respectively. Other sources of potential liquidity include loan repayments, investment securities repayments and borrowing through pre-approved credit lines. Liquidity is also obtained by maintaining assets that are readily convertible to cash through maturities and sales.  As of March 31, 2008 Bancorp had $35.0 million in approved credit lines from various financial institutions.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail Bancorp’s operating, investing and financing activities during the year. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the statement of cash flows, net cash from operating activities contributed $934,000 to liquidity for the three months ended March 31, 2008 and $3.0 million for the three months ended March 31, 2007.

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

Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2007.

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

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest on deposits increase at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits. In 2006, the Federal Reserve increased its targeted federal funds rate by 100 basis points to 5.25 percent, where it remained until September 18, 2007 when the Federal Reserve began decreasing rates rapidly. The Federal Reserve decreased rates 100 basis points in 2007 and 200 basis points through March 31, 2008.

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

Real estate loans comprise the largest category of loans and represent 70.7 percent of total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in; a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Bancorp has not adopted an official repurchase plan or adapted a maximum shares that may be repurchased, however all stock repurchases are approved by the Board of Directors on a case by case basis.

ISSURER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - March 31, 2008	85,022	$180.00	0	0

(1)  Represents shares that were repurchased in a private purchase from one corporate owner.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 14, 2008	/s/Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	May 14, 2008	/s/Carla F. Tucker
Carla F. Tucker
Senior Vice-President
Chief Financial Officer