Form 10-Q
period 2008-06-30
Skagit State Bancorp, Inc.
filed 2008-08-14
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s Common Stock outstanding at August 14, 2008 was 588,244.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2008	December 31, 2007

ASSETS
ASSETS
Cash and due from banks	$13,694	$16,641
Federal funds sold	—	41,195
Investment securities
Available-for-sale, at fair value	119,511	126,953
Held-to-maturity, at amortized cost	35,821	39,926
Loans held for sale	763	—
Loans	377,663	355,198
Allowance for loan losses	(4,051)	(4,535)
Net loans	373,612	350,663
Bank premises and equipment, net	11,800	12,095
Other real estate owned	6,211	—
Accrued interest receivable	2,949	3,464
Other assets	3,715	1,726
TOTAL ASSETS	$568,076	$592,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$411,619	$422,463
Non-interest-bearing	73,661	77,957
Total deposits	485,280	500,420
Other borrowings	21,268	15,851
Other liabilities	2,931	3,709
Total liabilities	509,479	519,980

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 585,975 and 670,997 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively	11,936	13,564
Accumulated other comprehensive (loss) income, net of tax	(469)	694
Retained earnings	47,130	58,425
Total stockholders’ equity	58,597	72,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,076	$592,663

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$6,230	$6,857	$12,671	$14,076
Investment securities
Taxable	1,363	1,296	2,869	2,606
Exempt from federal income tax	309	255	634	476
Federal funds sold	31	542	273	962
Total interest income	7,933	8,950	16,447	18,120
INTEREST EXPENSE
Deposits	2,522	3,127	5,423	5,969
Other borrowed funds	129	153	253	285
Total interest expense	2,651	3,280	5,676	6,254
NET INTEREST INCOME	5,282	5,670	10,771	11,866
Provision (benefit) for loan losses	—	—	—	(150)
NET INTEREST INCOME AFTER
PROVISION (BENEFIT) FOR LOAN LOSSES	5,282	5,670	10,771	12,016
NON-INTEREST INCOME
Service charges on deposits	775	630	1,525	1,178
Other	180	219	380	430
Gain on sale of assets	65	3	128	6
Total non-interest income	1,020	852	2,033	1,614
NON-INTEREST EXPENSES
Salaries	1,959	1,854	3,880	3,678
Payroll taxes and employee benefits	454	435	955	926
Bank premises and equipment	254	331	529	649
Occupancy	200	165	386	355
State business taxes	105	119	226	230
Advertising	219	257	369	417
Other	945	887	1,854	1,737
Total non-interest expenses	4,136	4,048	8,199	7,992
INCOME BEFORE PROVISION FOR INCOME TAX	2,166	2,474	4,605	5,638
PROVISION FOR INCOME TAX
Provision for Income Tax	455	570	994	1,335
NET INCOME	$1,711	$1,904	$3,611	$4,303
BASIC EARNINGS PER SHARE	$2.92	$2.84	$5.77	$6.40
DILUTED EARNINGS PER SHARE	$2.89	$2.82	$5.72	$6.38
DIVIDENDS DECLARED PER SHARE	$2.25	$2.25	$2.25	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Six months ended June 30, 2008 and 2007

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income (Loss)	Earnings	Equity	Income
BALANCE, January 1, 2007	673,532	$13,935	$(269)	$52,878	$66,544
Comprehensive income
Net income	—	—	—	4,303	4,303	$4,303
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $332	—	—	(645)	—	(645)	(645)
Total other comprehensive loss						(645)
Comprehensive income						$3,658
Cash dividend declared, $2.25 per share	—	—	—	(1,517)	(1,517)
Common stock redemption	(2,088)	(368)	—	—	(368)
Stock compensation expense	—	68	—	—	68
BALANCE, June 30, 2007	671,444	$13,635	$(914)	$55,664	$68,385

BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income
Net income	—	—	—	3,611	3,611	$3,611
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $599	—	—	(1,163)	—	(1,163)	(1,163)
Total other comprehensive loss						(1,163)
Comprehensive income						$2,448
Cash dividend declared, $2.25 per share	—	—		(1,323)	(1,323)
Common stock redemption	(85,022)	(1,721)	—	(13,583)	(15,304)
Stock compensation expense	—	93	—	—	93
BALANCE, June 30, 2008	585,975	$11,936	$(469)	$47,130	$58,597

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(dollars in thousands)
Six months ended June 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,611	$4,303
Adjustments to reconcile net income to net cash flows from operating activities
Provision (benefit) for loan losses	—	(150)
Depreciation	445	440
Loss (gain) on sale of other real estate owned	—	(6)
Gains on sale of loans	(128)	—
Amortization of investment security
premiums and discounts, net	(134)	(100)
Provision for deferred income taxes	(7)	—
Stock compensation for employee services	93	68
Changes in operating assets and liabilities
Originations of loans held for sale	(10,889)	—
Proceeds for sales of loans held for sale	10,254	—
Decrease (increase) in interest receivable	515	(368)
Decrease (increase) in other assets	(1,384)	(2,061)
Increase (decrease) in other liabilities	(778)	520
Net cash flows from operating activities	1,598	2,646
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal paydowns of investment securities – available-for-sale	25,950	25,539
Purchases of investment securities – available-for-sale	(20,135)	(26,924)
Proceeds from maturities, calls, and principal paydowns of investment securities – held-to-maturity	4,105	2,962
Purchases of investment securities – held-to-maturity	—	(5,243)
Net decrease (increase) in federal funds sold	41,195	(9,140)
Net decrease (increase) in loans	(29,151)	(14,251)
Purchase of premises and equipment	(150)	(354)
Capitalized expenditures for improvements to other real estate owned	(9)
Proceeds from sale of other real estate owned	—	6
Net cash flows from investing activities	21,805	(27,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(868)	(7,248)
Net increase (decrease) in time deposits	(14,272)	25,847
Amount paid for redemption of common stock	(15,304)	(368)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,417	3,812
Cash dividends	(1,323)	(1,517)
Net cash flows from financing activities	(26,350)	20,526
NET CHANGE IN CASH AND DUE FROM BANKS	(2,947)	(4,233)
CASH AND DUE FROM BANKS, beginning of period	16,641	21,535
CASH AND DUE FROM BANKS, end of period	$13,694	$17,302
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$947	$1,720
Cash paid during the period for interest	5,857	6,163
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	6,202	—

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that due to judgments, estimates and assumptions inherent in those policies are important to an understanding of Bancorp’s financial statements.  These policies relate to the determination of the allowance for loan losses, the valuation of real estate owned, deferred income taxes, stocked based compensation and impairment of investments. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

(dollars in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,711	$1,904	$3,611	$4,303
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	585,975	672,612	626,150	672,914
Effect of dilutive securities:
Stock options and unvested restricted stock grants	5,175	1,467	4,797	1,486
Denominator for diluted earning per share Weighted average shares outstanding	591,150	674,079	630,947	674,400
Basic earnings per share	$2.92	$2.84	$5.77	$6.40
Diluted earnings per share	$2.89	$2.82	$5.72	$6.38

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:   CASH DIVIDENDS

On May 6, 2008, Bancorp declared a semi-annual cash dividend of $2.25 per share, payable on June 5, 2008 to shareholders of record as of the close of business on May 28, 2008.

Note 6:   SUBSEQUENT EVENTS

On July 11, 2008, Bancorp announced the pending sale of Bancorp’s Boulevard branch located at 1575 Burlington Boulevard in Burlington, Washington. We anticipate closing the branch in early November after regulatory approval has been received.  The Burlington Boulevard Office will remain open until the closure of the sales transaction. This decision was based on many factors, including the close proximity of other branches, the volume of business transactions at this branch and the unique opportunity given the location of our branch is next to the outlet mall as it undergoes significant expansion.  Skagit State Bank has no other closures planned.

Note 7:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectability may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

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

Note 8:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares.  The plan addresses stock options, restricted stock awards and other stock based compensation awards.  This plan is primarily designed to recognize, motivate, reward and retain eligible employees and to better align the interest of Bancorp’s employees with those of its shareholders.  In addition to this share-based payment plan, Bancorp has outstanding restricted stock awards granted pursuant to an employment agreement with an executive officer. Total equity compensation expense was $93,000 and $68,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used in arriving at the fair value of options granted for the six months ended June, 30 2008:

Employee options
Expected price volatility	16.14%
Risk-free interest rate	3.37%
Dividend yield on underlying stock	2.38%
Weighted-average expected life in years	7.00

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield.  As Bancorp does not have a history of stock options, an average or mid-point based on the vesting term and the expiration term was used in determining the weighted average expected life on options granted to employees.  The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of grant.  SFAS 123(R) requires the recognition of equity-based compensation for the number of awards that are expected to vest.  Estimated forfeitures will be evaluated in subsequent periods and may change based on new facts and circumstances. The following table summarizes the activity related to options outstanding during the six months ended June 30, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,275	$163.43	8.16	$300
Granted	5,056	$189.00	10.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2008	18,331	$170.48	8.20	$541
Exercisable at June 30, 2008	2,635	$163.44	7.64	$96

The unrecognized share-based compensation cost relating to stock option expense at June 30, 2008 is approximately $502,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of options granted during 2008 was $31.84 per share.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the six months ended June 30, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2008	1,040	3.68	$—
Granted	1,429	5.00	270
Vested	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2008	2,469	3.93	$—
Exercisable at June 30, 2008	—	—	—

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount, if any, the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at June 30, 2008 is $274,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of restricted stock awards granted during 2008 was $189.00 per share.

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

Note 9:   INCOME TAXES

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

Note 10: FINANCIAL INSTRUMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2008: (dollars in thousands)

Unfunded commitments to extend credit	$70,021
Credit card arrangements	9,903
Commitments to fund municipal warrants	1,473
Standby letters of credit	3,325

Note 11:   FAIR VALUE

SFAS No. 157, “Fair Value Measures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

Level 1 – Quoted prices for identical instruments in active markets that Bancorp has the ability to access at the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3 – Significant unobservable inputs that reflect the Bancorp’s own assumption about the assumptions that market participants would use in pricing an asset or liability.

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

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service.  The fair value measurements includes considerable observable data that may include dealer quotes, market spreads, cash flows and the yield curve among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected from the collateral.  Collateral values are estimated using Level 3 inputs based on discounting criteria.

The table below shows assets measured at fair value on a recurring basis as of June 30, 2008.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$119,511	$—	$119,511	$—
Total	$119,511	$—	$119,511	$—

The table below shows assets measured at fair value on a non-recurring basis as of June 30, 2008.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,058	$—	$—	$2,058
Total	$2,058	$—	$—	$2,058

In accordance with FASB Statement No. 114, “Accounting for Creditors for Impairment of a Loan”, impaired loans, with carrying amounts of $2.1 million had specific reserve allocations totaling $193,000, which were included in the allowance for loan losses.

Note 12:   NEW ACCOUNTING PRONOUNCEMENTS

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Bancorp does not expect this statement to have a material impact on its consolidated financial statements.

On January 1, 2008, Bancorp adopted SFAS No. 157, “Fair Value Measures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial asset and liabilities except for those items recognized or disclosed at fair value on an annual or more frequent recurring basis. The adoption of this statement did not have a material effect on Bancorp’s consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the continued softening of the real estate market; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Bancorp undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

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

Net income was $1.7 million and $1.9 million for the quarters ended June 30, 2008 and 2007 with diluted earnings per share at $2.89 and $2.82, respectively. Net income was $3.6 million and $4.3 million for the six months ended June 30, 2008 and 2007 with diluted earnings per share at $5.72 and $6.38, respectively.  The decreases in net income were primarily attributable to decreases in interest income, which was partially offset by increases in non-interest income. For purposes of comparability, the six months ended June 30, 2007 was favorably impacted by a $495,000 interest recovery on one loan relationship and a $150,000 benefit for loan losses compared to zero provision for loan losses in 2008.

Annualized return on average assets was 1.19 percent and 1.24 percent for the quarter and six months ending June 30, 2008 compared to 1.38 percent and 1.59 percent during the same time periods in 2007.  Annualized return on average equity was 11.47 percent and 10.98 percent for the quarter and six months ending June 30, 2008 compared to 11.06 percent and 12.63 percent, respectively, for the same time periods in 2007.

Total assets decreased to $568.1 million at June 30, 2008 compared to $592.7 million at December 31, 2007.  The decrease was primarily due to a $15.3 repurchase of company stock. Net loans increased by $22.9 million to $373.6 million at June 30, 2008, compared to $350.7 million at December 31, 2007.

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

Net interest income was $5.3 million and $10.8 million for the quarter and six months ended June 30, 2008 compared to $5.7 million and $11.9 million for the like periods in 2007.  These decreases were primarily due to the fact that interest-earning assets re-priced more rapidly at lower interest rates than interest-bearing liabilities. In addition, for the six months ended June 30, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  The Federal Reserve decreased rates 100 basis points in 2007 and through June 30, 2008 have decreased rates another 225 basis points. Bancorp’s prime rate moves in conjunction with the federal funds rate.  For the quarter and six months ended June 30, 2008, the net interest margin decreased to 3.97 percent and 3.98 percent from 4.39 percent and 4.71 percent for the like periods in 2007, respectively. These decreases were primarily a result of the more rapid decrease in the yield on interest-earning assets than cost of funds as our assets tend to reprice more quickly than our deposits.  Also contributing to the decline in net interest margin, was an interest recovery from one loan relationship of approximately $495,000 which contributed 19 basis points to the net interest margin for the six months ended June 30, 2007.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans was $6.2 million and $12.7 million for the quarter and six months ended June 30, 2008 compared to $6.9 million and $14.1 for the like periods in 2007.  For the current quarter, this decrease was primarily a result of the current declining interest rate environment which decreased the yield earned on loans from 8.35 percent to 6.84 percent.  Partially offsetting the decrease in yield was an increase in the average balance of loans by $37.1 million compared to the same time period in 2007.  For the six months ended June 30, 2008 compared to the like period in 2007, yield earned on loans decreased from 8.72 percent to 7.09 percent.  Partially offsetting the decrease in yield was an increase in the average balance of loans by $33.7 million compared to the same time period in 2007.  In addition, for the six months ended June 30, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

Interest earned on investments and federal funds sold decreased $390,000 and $268,000 for the quarter and six months ended June 30, 2008 compared to the like periods in 2007. Interest earned on investments increased by $121,000 and $421,000 for the quarter and six months ended June 30, 2008, compared to the like periods in 2007.  This was primarily due to increased average balances.  Within the investment total, interest on federal funds decreased $511,000 and $689,000 for the quarter and six months ended June 30, 2008 compared to the like periods in 2007. This was the result of a 313 basis point and 225 basis point decrease in yield and a $37.1 million and $18.7 million decrease in the average balance for the quarter and six months ended June 30, 2008 and 2007, respectively.

Interest- bearing liabilities

Interest expense decreased to $2.7 million and $5.7 million from $3.3 million and $6.3 million for the quarter and six months ended June 30, 2008 and 2007, respectively. These decreases were a result of a 79 basis point and a 55 basis point decrease in the cost of funds for the quarter and six months ended June 30, 2008 compared to 2007. Partially offsetting the decreases in the cost of funds was an increase in the average balance of interest bearing liabilities to $438.9 million and to $438.2 million for the quarter and six months ended June 30, 2008. The majority of our deposits are short term and re-price within a 12 month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $282,000 and $543,000 for the quarter and six months ended June 30, 2008, and $283,000 and $533,000 for the quarter and six months ended June 30, 2007, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2008			2007
	Average		Yield	Average		Yield
Three months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$6,888	$31	1.81%	$43,978	$542	4.94%
Taxable investment securities	111,518	1,363	4.92	101,881	1,296	5.10
Tax exempt securities	49,916	309	2.49	42,717	255	2.39
Loans	366,429	6,230	6.84	329,322	6,857	8.35
Total interest-earning assets	534,751	7,933	5.97%	517,898	8,950	6.93%
Non-interest earning assets	38,381			34,633
Total assets	$573,132			$552,531

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,688	$116	0.52%	$84,960	$272	1.28%
Savings and money market	148,368	515	1.40	142,077	789	2.23
Certificates of deposit	181,450	1,891	4.19	165,991	2,066	4.99
Total interest-bearing deposits	419,506	2,522	2.42	393,028	3,127	3.19
Federal Funds purchased and
repurchase agreements	19,385	129	2.68	15,470	153	3.97
Total interest-bearing deposits
& liabilities	438,891	2,651	2.43%	408,498	3,280	3.22%
Non interest-bearing demand
deposits	71,623			71,352
Other non-interest-bearing
liabilities	2,946			3,794
Total liabilities	513,460			483,644
Stockholders’ equity	59,672			68,887
Total liabilities and stockholders
equity	$573,132			$552,531
Net interest income		$5,282			$5,670
Interest rate spread			3.54%			3.71%
Net interest margin			3.97%			4.39%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2008			2007
	Average		Yield	Average		Yield
Six months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$18,631	$273	2.95%	$37,323	$962	5.20%
Taxable investment securities	116,054	2,869	4.97	103,636	2,606	5.07
Tax exempt securities	50,265	634	2.54	41,169	476	2.33
Loans	359,369	12,671	7.09	325,625	14,076	8.72
Total interest-earning assets	544,319	16,447	6.08%	507,753	18,120	7.20%
Non-interest earning assets	35,788			35,062
Total assets	$580,107			$542,815

Liabilities and Stockholders’ Equity
Interest-bearing demand	$90,015	$253	0.57%	$83,635	$540	1.30%
Savings and money market	145,715	1,039	1.43	140,993	1,533	2.19
Certificates of deposit	185,040	4,131	4.49	159,463	3,896	4.93
Total interest-bearing deposits	420,770	5,423	2.61	384,091	5,969	3.13
Federal Funds purchased and
repurchase agreements	17,381	253	2.93	14,923	285	3.85
Total interest-bearing deposits
& liabilities	438,151	5,676	2.61%	399,014	6,254	3.16%
Non interest-bearing demand
deposits	73,079			72,143
Other non-interest-bearing
liabilities	3,126			3,508
Total liabilities	514,356			474,665
Stockholders’ equity	65,751			68,150
Total liabilities and stockholders equity	$580,107			$542,815
Net interest income		$10,771			$11,866
Interest rate spread			3.47%			4.04%
Net interest margin			3.98%			4.71%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold	$(219)	$(292)	$(511)	$(320)	$(369)	$(689)
Investment securities	(245)	366	121	(95)	516	421
Loans	(4,208)	3,581	(627)	(4,686)	3,281	(1,405)
Total net change in income on Interest-earning assets	(4,672)	3,655	(1,017)	(5,101)	3,428	(1,673)

Interest-Bearing Liabilities
Deposits	(2,059)	1,454	(605)	(2,056)	1,510	(546)
Federal funds purchased and repurchase agreements	(188)	164	(24)	(131)	99	(32)
Interest-bearing liabilities	(2,247)	1,618	(629)	(2,187)	1,609	(578)

Net change in net interest income	$(2,425)	$2,037	$(388)	$(2,914)	$1,819	$(1,095)

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $1.0 million and $2.0 million for the quarter and six months ended June 30, 2008 compared to $852,000 and $1.6 million for the quarter and six months ended June 30, 2007. In July 2007, Bancorp began offering a new overdraft protection product to its checking account customers and due primarily to this new product overdraft and non-sufficient fund fees increased $120,000 and $297,000 for the quarter and six months ended June 30, 2008 compared to like periods in 2007.  In addition, during May 2007, Bancorp expanded its home loan department and as a result brokered loan fees, processing fees and gains on the sale of loans increased $18,000 and $62,000 for the quarter and six months ended June 30, 2008 compared to the like periods in 2007.

NON-INTEREST EXPENSE              Non-interest expense was $4.1 million and $8.2 million for the quarter and six months ended June 30, 2008 compared to $4.0 million and $8.0 million in the like periods in 2007.  These increases were primarily attributable to increases in salary expense. Salary expense increased 5.7 percent and 5.5 percent for the quarter and six months ended June 30, 2008 compared to the like periods in 2007.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2008 was 65.6 percent and 64.0 percent compared to 62.1 percent and 58.6 percent for the same time periods in 2007. The increase from 2007 was primarily due to decreases in interest income.

INCOME TAX EXPENSE                  Income tax expense for the quarter and six months ended June 30, 2008 was $455,000 and $994,000 million compared to $570,000 and $1.3 million for the quarter and six months ended June 30, 2007, respectively. Bancorp’s effective tax rates were 21.6 percent and 23.7 percent for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of June 30, 2008, Bancorp had $48.1 million in tax-exempt securities compared to $43.6 million as of June 30, 2007.

REVIEW OF FINANCIAL CONDITION

Total assets decreased to $568.1 million at June 30, 2008 compared to $592.7 million at December 31, 2007.  This decrease was primarily due to a $15.3 million repurchase of Skagit State Bancorp stock during 2008, a $15.1 million decrease in deposits, and a $52.7 million decrease in federal funds sold and investment securities.  Total loans increased $22.9 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD   Total investment securities decreased to $155.3 million at June 30, 2008 compared to $166.9 million at December 31, 2007. Security purchases were $20.1 million in the first six months of 2008, which was partially offset by maturities, calls and principal pay-downs of $30.1 million.  Bancorp had no federal funds sold as of June 30, 2008 compared to $41.2 million at December 31, 2007.  This decreased primarily as a result of the re-purchase of $15.3 million in Bancorp stock and the growth in total loans.

The fair values for investment securities are based on quoted market prices, where available. If quoted market values are not available, fair values are based on quoted market prices of comparable instruments. The fair values of fixed rate warrants and qualified zone academy bonds, included in state and political subdivisions investment securities, are estimated using discounted cash flow analysis using interest rates currently being offered for warrants of similar terms or the current qualified zone academy bond interest rates.

Certain investment securities included in the table below currently have fair values less than amortized cost and, therefore, contain unrealized losses.  Bancorp has evaluated these securities and believes that the decline in value is temporary and is related to the changes in market interest rates since purchase, with no permanent sector or issuer credit concerns or impairments.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.   The following table presents the recorded amounts and fair value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

June 30, 2008 (dollars in thousands)

AFS Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
US Government Agencies	$43,680	$454	$134	$—	$44,000
Mortgage-backed-securities	64,330	94	1,155	—	63,269
State and Political subdivisions	12,212	78	48	—	12,242
	120,222	626	1,337	—	119,511

HTM Securities
State and political subdivisions	35,821	101	6	193	35,723
	35,821	101	6	193	35,723

Total	$156,043	$727	$1,343	$193	$155,234

December 31, 2007 (dollars in thousands)

AFS Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
US Government Agencies	$60,153	$303	$12	$24	$60,420
Mortgage-backed-securities	54,719	666	—	—	55,385
State and Political subdivisions	11,030	126	7	1	11,148
	125,902	1,095	19	25	126,953

HTM Securities
State and political subdivisions	39,926	261	—	40	40,147
	39,926	261	—	40	40,147

Total	$165,828	$1,356	$19	$65	$167,100

LOANS                 Net loans increased 6.5 percent to $373.6 million at June 30, 2008 compared to $350.7 million at December 31, 2007.  The total loan portfolio represented 65.8 percent of total assets at June 30, 2008.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business or occupant farm operation. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.

Commercial Loans: Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer Loans: Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$244,793	64.6%	$229,680	64.4%
Real estate construction	16,153	4.3%	21,468	6.0%
Commercial, industrial & agricultural	80,228	21.1%	70,040	19.6%
Consumer	37,831	10.0%	35,411	10.0%
Total loans	379,005	100%	356,599	100%
Less:
Allowance for loan losses	(4,051)		(4,535)
Deferred loan fees	(1,342)		(1,401)
Net loans	$373,612		$350,663

Concentrations

As shown in the table above a concentration in commercial and residential real estate existed as of June 30, 2008.  At June 30, 2008, Bancorp’s portfolio included $59.0 million in raw land, land development and construction loans, $64.2 million in non-owner non-occupied non-farm commercial real estate, $46.4 million in one-to-four family residential loans with the remaining real estate loans centered primarily in owner-occupied non residential real estate loans and farmland loans.  Although management believes that loans within the real estate area have no more than the normal risk of collectability, a substantial decline in the performance of the economy, in general, or a decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

PROVISION AND ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $4.1 million or 1.08 percent of net loans as of June 30, 2008.  This compares to $4.5 million or 1.29 percent of total loans as of December 31, 2007.

The allowance for loan losses reflects management’s current estimate of the level deemed adequate to provide for estimated future losses. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis and reviewed by the Board of Directors. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectability may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision in inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

Bancorp monitors its loan portfolio for potential risk of loss according to an internal risk-grading system. And  monitors its credit quality to identify potential problem credits and any loss exposure in a timely manner.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.  While Bancorp believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses.

Loans deemed uncollectible, in whole or in part are charged against and reduce the allowance for loan losses. Net charges-offs for the quarter and six months ended June 30, 2008 were $47,000 and $484,000 compared to $152,000 and $160,000 for the like periods in 2007. For the first quarter of 2008, gross charge-offs included charge-offs of approximately $434,000 on one credit relationship.

For the quarter end and six months ended June 30, 2008, Bancorp reported no provision, compared to no provision and a $150,000 benefit for loan losses, for the like periods in 2007. The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net-charge-offs through prudent underwriting standards. In the future, normal growth of the loan portfolio may require an increase in the allowance for loan losses. In addition, declines in general economic conditions could increase future provisions for loan losses and impact Bancorp’s net income.

Credit Risk Management

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

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Six months ended,
(dollars in thousands)	2008	2007	2008	2007
Allowance as of beginning of year	$4,098	$5,018	$4,535	$5,176
Provision (benefit) for loan losses	—	—	—	(150)
Charge-offs	(94)	(286)	(634)	(331)
Recoveries	47	134	150	171
Net charge-offs	(47)	(152)	(484)	(160)
Balance at end of period	$4,051	$4,866	$4,051	$4,866
Ratio of net charge-offs to average loans during the period	(0.05)%	(0.18)%	(0.27)%	(0.10)%
Ratio of allowance to net loans at end of period	1.08%	1.45%	1.08%	1.45%
Ratio of non-performing loans to allowance	50.80%	111.59%	50.80%	111.59%

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned and at June 30, 2008 increased to $8.3 million or 1.46 percent of total assets compared to $7.7 million or 1.30 percent as of December 31, 2007.

Non-accrual and impaired loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. For the six month ended June 30, 2008, $1.4 million additional loans were put on non-accrual status.  Non-accruing loans were $2.1 million as of June 30, 2008 compared to $7.7 million as of December 31, 2007 with $6.9 million of the December 2007 balance transferring into other real estate owned during the six months ended June 30, 2008.

At June 30, 2008 impaired loans decreased to $2.1 million compared to $7.7 million at December 31, 2007.  As noted above, $6.9 million in impaired loans was transferred to other real estate owned during the six months ended June 30, 2008. As of June 30, 2008, a $170,000 specific allocation relating to two credit relationships was included in the allowance for loan losses. One acquisition and development loan, represented by one credit relationship of $1.1 million, accounted for 55.4 percent of impaired loans as of June 30, 2008.  Subsequent to June 30, 2008, this property was transferred into other real estate owned. All material loan restructurings have been included in impaired loans.

Other real estate owned – For the six months ended June 30, 2008, Bancorp foreclosed on three non-accrual credit relationships which were transferred into other real estate owned. These represent three separate land development projects consisting of finished lots.  The carrying value of those properties was $6.2 million as of June 30, 2008.  Subsequent to June 30, 2008, an additional $1.1 million property was transferred into other real estate owned.

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

Non-Performing Assets

(dollars in thousands)	June 30, 2008	December 31, 2007
Non-accrual loans	$2,058	$7,690
Loans past due 90 days or more	—	—
Total non-performing loans	2,058	7,690
Other real estate owned	6,211	—
Total non-performing assets	$8,269	$7,690
Total non-performing loans to net loans	0.55%	2.19%
Total non-performing loans to total assets	0.36%	1.30%
Total non-performing assets to total assets	1.46%	1.30%

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

Total deposits decreased to $485.3 million at June 30, 2008 compared to $500.4 million at December 31, 2007.  Within the total, time deposits decreased $14.3 million while core deposits decreased $868,000. Time deposits decreased to 36.4 percent of deposits at June 30, 2008 compared to 38.2 percent of deposits at December 31, 2007.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$73,661	15.2%	$77,957	15.5%
Interest bearing demand	88,190	18.2%	89,830	18.0%
Money market	71,403	14.7%	67,857	13.6%
Savings	74,986	15.5%	73,464	14.7%
Time	177,040	36.4%	191,312	38.2%
Total deposits	$485,280	100.0%	$500,420	100.0%

BORROWINGS      Total borrowings, including securities sold under agreements to repurchase and federal funds purchased, increased to $21.3 million at June 30, 2008 compared to $15.9 million as of December 31, 2007. Federal funds purchased are typically used to fund short-term liquidity needs and securities sold under agreement to repurchase decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  Securities sold under agreement to repurchase are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES    Stockholders’ equity decreased to $58.6 million at June 30, 2008 from $72.7 million at December 31, 2007.  This decrease was primarily due to a private stock repurchase of a large block of 85,022 shares from one corporate stockholder for $15.3 million during the first quarter of 2008. Book value per share at June 30, 2008 was $100.00 compared to a book value of $108.32 at December 31, 2007.

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

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the six months ended June 30, 2008, Bancorp repurchased 85,022 shares of stock at an average price of $180 per share.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of June 30, 2008 and December 31, 2007, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2008
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$62,966	13.74%	$36,672	>	8.00%	$45,839	>	10.00%
Skagit State Bancorp, Inc.	$63,117	13.77%	$36,682	>	8.00%	$45,852	>	10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$58,915	12.85%	$18,336	>	4.00%	$27,504	>	6.00%
Skagit State Bancorp, Inc.	$59,066	12.88%	$18,341	>	4.00%	$27,511	>	6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$58,915	10.31%	$22,850	>	4.00%	$28,562	>	5.00%
Skagit State Bancorp, Inc.	$59,066	10.34%	$22,850	>	4.00%	$28,562	>	5.00%

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$76,354	17.25%	$35,407	>	8.00%	$44,259	>	10.00%
Skagit State Bancorp, Inc.	$76,524	17.29%	$35,412	>	8.00%	$44,265	>	10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$71,819	16.23%	$17,704	>	4.00%	$26,556	>	6.00%
Skagit State Bancorp, Inc.	$71,989	16.26%	$17,706	>	4.00%	$26,559	>	6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$71,819	12.39%	$23,183	>	4.00%	$28,979	>	5.00%
Skagit State Bancorp, Inc.	$71,989	12.42%	$23,183	>	4.00%	$28,979	>	5.00%

LIQUIDITY

The principal objective of liquidity management is to maintain the Bank’s ability to meet the day to day cash flow requirements of either its depositors wanting to withdraw funds or to provide for customers credit needs. Liquidity is generated from both internal and external sources. The majority of funding comes from customer deposits within the Bank’s market area. These funds, together with loan repayments, investment securities repayments, earnings and other borrowing through pre-approved credit lines are used to provide liquidity.  Liquidity is can also obtained by maintaining assets that are readily convertible to cash through maturities and sales.  As of June 30, 2008 Bancorp had $35.0 million in approved credit lines from various financial institutions.

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

Item 4T. CONTROLS AND PROCEDURES

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

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest on deposits increase at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.   The Federal Reserve decreased rates 100 basis points in 2007 and 225 basis points through June 30, 2008.

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

Real estate loans comprise the largest category of loans and represent 68.9 percent of total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in; a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

There has been an economic downturn in many parts of the country, particularly in the housing and commercial real estate sectors.  The Pacific Northwest economy typically lags the national economy; however, the effects of that slowdown have started to impact our market area.  Accordingly, a further economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio. The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties and any decline in the economy of this market area could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

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

The FDIC likely will increase insurance premiums to rebuild and maintain the federal deposit insurance fund.

Based on recent events and the state of the economy, it is likely that the FDIC may increase federal deposit insurance premiums as early as September 2008.  Depending on circumstances, this increase may be relatively significant and will add to our cost of operations.  It is too soon to predict the exact amount of any premium increase or the impact on the Company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

                None

Item 3.                    Defaults Upon Senior Securities

                None

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)   Skagit State Bancorp’s, Inc. Annual Shareholder Meeting was held on April 22, 2008.

(b)   Not Applicable

(c)   A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)   Election of two (2) directors for terms expiring in 2011 or until their successor is nominated and has qualified.

Directors:
Cheryl Bishop
Votes For:	541,442
Votes Withheld:	1,320
B. Marvin Omdal
Votes For:	541,442
Votes Withheld:	1,320

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 14, 2008	/s/Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	August 14, 2008	/s/Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer