Form 10-Q
period 2008-09-30
Skagit State Bancorp, Inc.
filed 2008-11-14
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒                                                                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer’s Common Stock outstanding at November 14, 2008 was 588,444.

SKAGIT STATE BANCORP, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

		Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

		Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2008 and 2007	5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

		Notes to Consolidated Financial Statements	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4T.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1 A.	Risk Factors	24-26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	26

	Item 6.	Exhibits	26

		Signatures	27-30

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands except share data)	September 30, 2008	December 31, 2007

ASSETS

ASSETS
Cash and due from banks	$15,797	$16,641
Federal funds sold	—	41,195
Investment securities
Available-for-sale, at fair value	108,209	126,953
Held-to-maturity, at amortized cost	36,181	39,926
Loans	393,358	355,198
Allowance for loan losses	(4,373)	(4,535)
Net loans	388,985	350,663
Bank premises and equipment, net	11,652	12,095
Other real estate owned	5,616	—
Accrued interest receivable	3,112	3,464
Other assets	2,085	1,726
TOTAL ASSETS	$571,637	$592,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$393,456	$422,463
Non-interest-bearing	73,449	77,957
Total deposits	466,905	500,420
Other borrowings	42,852	15,851
Other liabilities	1,770	3,709
Total liabilities	511,527	519,980

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 586,075 and 670,997 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively	11,989	13,564
Accumulated other comprehensive income, net of tax	347	694
Retained earnings	47,774	58,425
Total stockholders’ equity	60,110	72,683
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,637	$592,663

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share data)	2008	2007	2008	2007

INTEREST INCOME
Interest and fees on loans	$6,516	$7,050	$19,187	$21,126
Investment securities
Taxable	1,225	1,421	4,094	4,027
Exempt from federal income tax	290	281	924	757
Federal funds sold	12	431	285	1,393
Total interest income	8,043	9,183	24,490	27,303
INTEREST EXPENSE
Deposits	2,213	3,327	7,636	9,296
Other borrowed funds	131	168	384	453
Total interest expense	2,344	3,495	8,020	9,749
NET INTEREST INCOME	5,699	5,688	16,470	17,554
Provision (benefit) for loan losses	760	—	760	(150)
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	4,939	5,688	15,710	17,704
NON-INTEREST INCOME
Service charges on deposits	797	765	2,322	1,943
Other	166	343	546	773
Gain on sale of assets	327	9	455	15
Total non-interest income	1,290	1,117	3,323	2,731
NON-INTEREST EXPENSE
Salaries	2,058	1,950	5,938	5,628
Payroll taxes and employee benefits	445	443	1,400	1,369
Writedown of other real estate owned	1,369	—	1,369	—
Bank premises and equipment	253	322	782	971
Occupancy	187	153	573	508
State business taxes	111	146	337	376
Advertising	229	261	598	678
Other	1,016	891	2,870	2,628
Total non-interest expense	5,668	4,166	13,867	12,158
INCOME BEFORE PROVISION FOR INCOME TAX	561	2,639	5,166	8,277
PROVISION FOR INCOME TAX
Provision for income tax	(83)	698	918	2,033
Deferred income tax (benefit)	—	(78)	(7)	(78)
Total provision for income tax	(83)	620	911	1,955
NET INCOME	$644	$2,019	$4,255	$6,322
BASIC EARNINGS PER SHARE	$1.10	$3.00	$6.94	$9.40
DILUTED EARNINGS PER SHARE	$1.09	$3.00	$6.89	$9.38
DIVIDENDS DECLARED PER SHARE	$0.00	$0.00	$2.25	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Nine months ended September 30, 2008 and 2007

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income (Loss)	Earnings	Equity	Income
BALANCE, January 1, 2007	673,532	$13,935	$(269)	$52,878	$66,544
Comprehensive income
Net income	—	—	—	6,322	6,322	$6,322
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of taxes of $93	—	—	180	—	180	180
Total other comprehensive loss						180
Comprehensive income						$6,502
Cash dividend declared, $2.25 per share	—	—	—	(1,517)	(1,517)
Common stock redemption	(2,870)	(510)	—	—	(510)
Stock compensation expense	100	101	—	—	101
BALANCE, September 30, 2007	670,762	$13,526	$(89)	$57,683	$71,120

BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income
Net income	—	—	—	4,255	4,255	$4,255
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $178	—	—	(347)	—	(347)	(347)
Total other comprehensive loss						(347)
Comprehensive income						$3,908
Cash dividend declared, $2.25 per share	—	—		(1,323)	(1,323)
Common stock redemption	(85,022)	(1,721)	—	(13,583)	(15,304)
Stock compensation expense	100	146	—	—	146
BALANCE, September 30, 2008	586,075	$11,989	$347	$47,774	$60,110

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)
Nine months ended September 30,	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,255	$6,322
Adjustments to reconcile net income to net cash flows from operating activities:
Provision (benefit) for loan losses	760	(150)
Writedown on other real estate owned	1,369	—
Depreciation	663	654
Loss (gain) on sale of premises and equipment	(232)	81
Gain on sale of other real estate owned	—	(6)
Gain on sale of loans	(223)	(9)
Amortization of investment security premiums and discounts, net	(178)	(146)
Provision for deferred income taxes	(7)	(78)
Stock compensation for employee services	146	101
Changes in operating assets and liabilities:
Originations of loans held for sale	(15,892)	(555)
Proceeds for sales of loans held for sale	16,115	564
Decrease (increase) in interest receivable	352	(354)
Increase in other assets	(173)	(1,400)
Increase (decrease) in other liabilities	(1,939)	428
Net cash flows from operating activities	5,016	5,452
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal paydowns of investment securities – available-for-sale	38,841	31,789
Purchases of investment securities – available-for-sale	(20,445)	(36,437)
Proceeds from maturities, calls, and principal paydowns of investment securities – held-to-maturity	5,872	3,172
Purchases of investment securities – held-to-maturity	(2,127)	(6,805)
Net decrease (increase) in federal funds sold	41,195	(17,930)
Net increase in loans	(46,028)	(22,756)
Purchase of premises and equipment	(289)	(602)
Capitalized expenditures for improvements to other real estate owned	(39)	—
Proceeds from sale of premises and equipment	301	—
Proceeds from sale of other real estate owned	—	6
Net cash flows from investing activities	17,281	(49,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits, money market, NOW and savings accounts	(1,242)	(6,229)
Net increase (decrease) in time deposits	(32,273)	42,810
Amount paid for redemption of common stock	(15,304)	(510)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	27,001	2,628
Cash dividends paid	(1,323)	(1,517)
Net cash flows from financing activities	(23,141)	37,182
NET CHANGE IN CASH AND DUE FROM BANKS	(844)	(6,929)
CASH AND DUE FROM BANKS, beginning of period	16,641	21,535
CASH AND DUE FROM BANKS, end of period	$15,797	$14,606
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$1,417	$2,387
Cash paid during the period for interest	8,293	9,595
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	6,946	—

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results anticipated for the year ending December 31, 2008. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that due to judgments, estimates and assumptions inherent in those policies are important to an understanding of Bancorp’s financial statements.  These policies relate to the determination of the allowance for loan losses, the valuation of real estate owned, deferred income taxes, stock based compensation and impairment of investments. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

(dollars in thousands except share and per share amounts)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007
Numerator:
Net income	$644	$2,019	$4,255	$6,322
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	586,038	671,085	612,682	672,298
Effect of dilutive securities:
Stock options and unvested restricted stock grants	5,112	1,333	4,902	1,434
Denominator for diluted earning per share Weighted average shares outstanding	591,150	672,418	617,584	673,732
Basic earnings per share	$1.10	$3.00	$6.94	$9.40
Diluted earnings per share	$1.09	$3.00	$6.89	$9.38

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:   SUBSEQUENT EVENTS

On July 11, 2008, Bancorp announced the pending sale and closure of its Boulevard branch located at 1575 Burlington Boulevard in Burlington, Washington. On October 31, 2008, the branch was closed.

Note 6:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level deemed adequate to provide for estimated future losses and represents management’s best estimate of the probable credit losses inherent in the Bancorp’s portfolio.  Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis. The allowance consists of specific, general and unallocated components.  The allowance is based upon Bancorp’s periodic evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in size and composition of the loan portfolio, levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions, specific industry conditions, loan concentrations, detailed analysis of individual loans for which full collectability may not be assured and the determination of the existence and the realizable value of the collateral securing the loans. The general allowance is then calculated, by applying a loss percentage factor to the different loan types and the different risk gradings.  In addition, as part of the process, a specific allowance is determined based on Bancorp’s review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio.

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

Note 7:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares.  The plan addresses stock options, restricted stock awards and other stock based compensation awards.  This plan is primarily designed to recognize, motivate, reward and retain eligible employees and to better align the interest of Bancorp’s employees with those of its shareholders.  In addition to this share-based payment plan, Bancorp has outstanding restricted stock awards granted pursuant to an employment agreement with an executive officer. Total equity compensation expense was $146,000 and $101,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used in arriving at the fair value of options granted for the nine months ended September 30, 2008:

Employee options
Expected price volatility	16.14%
Risk-free interest rate	3.37%
Dividend yield on underlying stock	2.38%
Weighted-average expected life in years	7.00

Historical information was the primary basis for the selection of the expected volatility and expected dividend yield.  As Bancorp does not have a history of stock options, an average or mid-point based on the vesting term and the expiration term was used in determining the weighted average expected life on options granted to employees.  The risk-free interest rate was selected based upon U.S. Treasury issues with a term equal to the expected life of the option being valued at the time of grant.  SFAS 123(R) requires the recognition of equity-based compensation for the number of awards that are expected to vest.  Estimated forfeitures will be evaluated in subsequent periods and may change based on new facts and circumstances. The following table summarizes the activity related to options outstanding during the nine months ended September 30, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,275	$163.43	8.16	$300
Granted	5,056	$189.00	10.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2008	18,331	$170.48	7.94	$541
Exercisable at September 30, 2008	2,635	$163.44	7.39	$96

The unrecognized share-based compensation cost relating to stock option expense at September 30, 2008 is approximately $468,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of options granted during 2008 was $31.84 per share.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the nine months ended September 30, 2008.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2008	1,040	3.68	$—
Granted	1,429	5.00	270
Vested	100	—	—
Forfeited	—	—	—
Outstanding at September 30, 2008	2,369	3.80	$—
Exercisable at September 30, 2008	—	—	—

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount, if any, the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at September 30, 2008 is $254,000, which will be recognized over the remaining vesting schedule through 2013. The weighted average grant date fair value of restricted stock awards granted during 2008 was $189.00 per share.

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2007 contained in the Annual Report on Form 10-K.

Note 8:   INCOME TAXES

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

Note 9:   FINANCIAL INSTRUMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2008: (dollars in thousands)

Unfunded commitments to extend credit	$72,400
Credit card arrangements	10,920
Commitments to fund municipal warrants	6,586
Standby letters of credit	3,889

Note 10:  FAIR VALUE

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

Investment Securities Available for Sale – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service.  The fair value measurements includes considerable observable data that may include dealer quotes, market spreads, cash flows, the treasury yield curve, yield/spread relationships, consensus prepayment rates, and the bonds terms and conditions, among other things.

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected from the collateral.  Collateral values are estimated using Level 3 inputs based on discounting criteria.

The table below shows assets measured at fair value on a recurring basis as of September 30, 2008.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$108,209	$—	$108,209	$—
Total	$108,209	$—	$108,209	$—

The table below shows assets measured at fair value on a non-recurring basis as of September 30, 2008.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,830	$—	$—	$5,830
Total	$5,830	$—	$—	$5,830

In accordance with FASB Statement No. 114, “Accounting for Creditors for Impairment of a Loan”, impaired loans, with carrying amounts of $5.8 million had specific reserve allocations totaling $360,000, which were included in the allowance for loan losses.

Note 11:  NEW ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2008, Bancorp adopted SFAS No. 157; “Fair Value Measures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial asset and liabilities except for those items recognized or disclosed at fair value on an annual or more frequent recurring basis. The adoption of this statement did not have a material effect on Bancorp’s consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provision of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risk, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report.  In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including the continued softening of the real estate market; business conditions in the banking industry; increase in insurance premiums; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Bancorp undertakes no obligation to publicly review or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review any risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

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

Net income was $644,000 and $2.0 million for the quarters ended September 30, 2008 and 2007 with diluted earnings per share at $1.09 and $3.00, respectively. Net income was $4.3 million and $6.3 million for the nine months ended September 30, 2008 and 2007 with diluted earnings per share at $6.89 and $9.38, respectively.  The decreases in net income were primarily a result of a writedown on other real estate owned of $1.4 million and a provision for loan losses as discussed below and a decrease in net interest income which was partially offset by increases in non-interest income. For purposes of comparability, the nine months ended September 30, 2007 were favorably impacted by a $495,000 interest recovery on one loan relationship and a $150,000 benefit for loan losses.

Annualized return on average assets was 0.45 percent and 0.99 percent for the quarter and nine months ending September 30, 2008 compared to 1.43 percent and 1.53 percent during the same time periods in 2007.  Annualized return on average equity was 4.33 percent and 8.87 percent for the quarter and nine months ending September 30, 2008 compared to 11.58 percent and 12.26 percent, respectively, for the same time periods in 2007.

Total assets decreased to $571.6 million at September 30, 2008 compared to $592.7 million at December 31, 2007.  The decrease was primarily due to a $15.3 million repurchase of company stock and a $33.5 million decrease in deposits. Net loans increased by $38.3 million or 10.9 percent to $389.0 million at September 30, 2008, compared to $350.7 million at December 31, 2007.

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

NET INTEREST INCOME  Net interest income is Bancorp’s principal source of revenue and is comprised of interest income on earning assets (loans and investment securities) less interest expense on interest-bearing liabilities (deposits and borrowings). Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Net interest income was $5.7 million and $16.5 million for the quarter and nine months ended September 30, 2008 compared to $5.7 million and $17.6 million for the like periods in 2007.  The decrease for the nine months ended September 30, 2008 was primarily due to interest-earning assets re-pricing more rapidly at lower interest rates than interest-bearing liabilities and a $495,000 interest recovery on one loan relationship during 2007.

The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  The Federal Reserve decreased rates 100 basis points in 2007 and in 2008 has decreased rates an additional 225 basis points through September 30, 2008. Bancorp’s prime rate generally moves in conjunction with the federal funds rate.  For the quarter and nine months ended September 30, 2008, the net interest margin was 4.29 percent and 4.08 percent from 4.24 percent and 4.55 percent compared to the like periods in 2007, respectively. The decrease for the nine months ended September 30, 2008 was primarily a result of the more rapid decrease in the yield on interest-earning assets than cost of funds as our assets tend to reprice more quickly than our deposits.  Also, contributing to the decline in net interest margin for the quarter and nine months in 2008 was $495,000 interest recovery from one loan relationship during 2007.  This recovery contributed 19 basis points to the net interest margin for the nine months ended September 30, 2007.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans was $6.5 million and $19.2 million for the quarter and nine months ended September 30, 2008 compared to $7.1 million and $21.1 million for the like periods in 2007.  For the current quarter, this decrease was primarily a result of the current declining interest rate environment which decreased the yield earned on loans from 8.21 percent to 6.82 percent.  Partially offsetting the decrease in yield was an increase in the average balance of loans by $39.5 million compared to the same time period in 2007.  For the nine months ended September 30, 2008 compared to the like period in 2007, the yield earned on loans decreased from 8.54 percent to 7.00 percent.  Partially offsetting the decrease in yield was an increase a $35.5 million increase in the average balance of loans. In addition, for the nine months ended September 30, 2007, Bancorp recorded a $495,000 interest recovery on one loan relationship.

Interest earned on investments and federal funds sold decreased $606,000 and $874,000 for the quarter and nine months ended September 30, 2008 compared to the like periods in 2007. Interest earned on investments decreased by $187,000 for the quarter ended, and increased $234,000 for the nine months ended September 30, 2008, compared to the like periods in 2007.  Within the investment total, interest on federal funds decreased $419,000 and

$1.1 million for the quarter and nine months ended September 30, 2008 compared to the like periods in 2007. This was the result of a 35 basis point and 221 basis point decrease in yield and a $34.9 million and $23.6 million decrease in the average balance for the quarter and nine months ended September 30, 2008 and 2007, respectively.

Interest- bearing liabilities

Interest expense decreased to $2.3 million and $8.0 million from $3.5 million and $9.7 million for the quarter and nine months ended September 30, 2008 and 2007, respectively. These decreases were a result of a 112 basis point and a 74 basis point decrease in the cost of funds for the quarter and nine months ended September 30, 2008 compared to 2007. Partially offsetting the decreases in the cost of funds was an increase in the average balance of interest bearing liabilities to $431.9 million and to $436.2 million for the quarter and nine months ended September 30, 2008. The majority of our deposits are short term and re-price within a 12 month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $243,000 and $787,000 for the quarter and nine months ended September 30, 2008, and $240,000 and $773,000 for the quarter and nine months ended September 30, 2007, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2008			2007
Three months ended September	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$1,085	$12	4.40%	$36,015	$431	4.75%
Taxable investment securities	99,282	1,225	4.91	109,825	1,421	5.13
Tax exempt securities	48,490	290	2.38	45,429	281	2.45
Loans	380,087	6,516	6.82	340,631	7,050	8.21
Total interest-earning assets	528,944	8,043	6.05%	531,900	9,183	6.85%
Non-interest earning assets	37,384			34,826
Total assets	$566,328			$566,726

Liabilities and Stockholders’ Equity
Interest-bearing demand	$87,414	$120	0.55%	$88,008	$283	1.28%
Savings and money market	149,802	523	1.39	139,951	762	2.16
Certificates of deposit	170,368	1,570	3.67	178,724	2,282	5.07
Total interest-bearing deposits	407,584	2,213	2.16	406,683	3,327	3.25
Federal Funds purchased and repurchase agreements	24,324	131	2.14	16,400	168	4.06
Total interest-bearing deposits & liabilities	431,908	2,344	2.16%	423,083	3,495	3.28%
Non interest-bearing demand deposits	72,464			70,428
Other non-interest-bearing liabilities	2,482			3,457
Total liabilities	506,854			496,968
Stockholders’ equity	59,474			69,758
Total liabilities and stockholders equity	$566,328			$566,726
Net interest income		$5,699			$5,688
Interest rate spread			3.89%			3.57%
Net interest margin			4.29%			4.24%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2008			2007
Nine months ended September	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$13,476	$285	2.82%	$37,048	$1,393	5.03%
Taxable investment securities	110,224	4,094	4.96	105,661	4,027	5.10
Tax exempt securities	49,775	924	2.48	42,628	757	2.37
Loans	366,155	19,187	7.00	330,693	21,126	8.54
Total interest-earning assets	539,630	24,490	6.06%	516,030	27,303	7.07%
Non-interest earning assets	36,168			34,875
Total assets	$575,798			$550,905

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,157	$373	0.56%	$85,187	$823	1.29%
Savings and money market	147,282	1,561	1.42	140,530	2,295	2.18
Certificates of deposit	179,971	5,702	4.23	166,109	6,178	4.97
Total interest-bearing deposits	416,410	7,636	2.46	391,826	9,296	3.17
Federal Funds purchased and repurchase agreements	19,769	384	2.59	15,214	453	3.98
Total interest-bearing deposits & liabilities	436,179	8,020	2.46%	407,040	9,749	3.20%
Non interest-bearing demand deposits	72,775			71,589
Other non-interest-bearing liabilities	2,888			3,506
Total liabilities	511,842			482,135
Stockholders’ equity	63,956			68,770
Total liabilities and stockholders equity	$575,798			$550,905
Net interest income		$16,470			$17,554
Interest rate spread			3.61%			3.87%
Net interest margin			4.08%			4.55%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except per share

	Three months ended September 30,			Nine months ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold	$(29)	$(390)	$(419)	$(452)	$(656)	$(1,108)
Investment securities	(105)	(82)	(187)	(116)	350	234
Loans	(4,166)	3,632	(534)	(5,016)	3,077	(1,939)
Total net change in income on Interest-earning assets	(4,300)	3,160	(1,140)	(5,584)	2,771	(2,813)
Interest-Bearing Liabilities
Deposits	(1,409)	295	(1,114)	(2,728)	1,068	(1,660)
Federal funds purchased and repurchase agreements	(337)	300	(37)	(232)	163	(69)
Interest-bearing liabilities	(1,746)	595	(1,151)	(2,960)	1,231	(1,729)
Net change in net interest income	$(2,554)	$2,565	$11	$(2,624)	$1,540	$(1,084)

NON-INTEREST INCOME Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $1.3 million and $3.3 million for the quarter and nine months ended September 30, 2008 compared to $1.1 million and $2.7 million for the quarter and nine months ended September 30, 2007. In July 2007, Bancorp began offering a new overdraft protection product to its checking account customers and due primarily to this new product overdraft and non-sufficient fund fees increased $6,000 and $303,000 for the quarter and nine months ended September 30, 2008 compared to like periods in 2007.  During May 2007, Bancorp expanded its home loan department and as a result brokered loan fees, processing fees and gains on the sale of loans increased $3,000 and $65,000 for the quarter and nine months ended September 30, 2008 compared to the like periods in 2007. In addition to the gain on sale of loans, for the current quarter and nine months ended September 30, 2008, Bancorp recognized an additional $232,000 gain on sale of assets.

NON-INTEREST EXPENSE Non-interest expense was $5.7 million and $13.9 million for the quarter and nine months ended September 30, 2008 compared to $4.2 million and $12.2 million in the like periods in 2007.  These increases were primarily attributable to $1.4 million provision for other real estate owned losses. See discussion below in Asset Quality for further details.   In addition, salary expense increased 5.5 percent for the quarter and nine months ended September 30, 2008 compared to the like periods in 2007.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income after provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2008 was 91.0 percent and 72.9 percent compared to 61.2 percent and 59.5 percent for the same time periods in 2007. The increase from 2007 was primarily due to increases in the provision for loan losses and the provision for OREO losses.  Those provisions contributed 29.5 percent and 9.7 percent to the efficiency ratio for the quarter and nine months ended September 30, 2008.

INCOME TAX EXPENSE  Income tax expense for the quarter and nine months ended September 30, 2008 was a benefit of $83,000 and an expense of $911,000 compared to $620,000 expense and $2.0 million expense for the quarter and nine months ended September 30, 2007, respectively. Bancorp’s effective tax rates were 17.6 percent and 23.6 percent for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of September 30, 2008, Bancorp had $48.4 million in tax-exempt securities compared to $47.7 million as of September 30, 2007.

REVIEW OF FINANCIAL CONDITION

Total assets decreased to $571.6 million at September 30, 2008 compared to $592.7 million at December 31, 2007.  This decrease was primarily due to a $15.3 million repurchase of Skagit State Bancorp stock during 2008 and a $33.5 million decrease in deposits. Total loans increased $38.3 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD     Total investment securities decreased to $144.4 million at September 30, 2008 compared to $166.9 million at December 31, 2007. Security purchases were $22.6 million in the first nine months of 2008, which was partially offset by maturities, calls and principal pay-downs of $44.7 million.  Bancorp had no federal funds sold as of September 30, 2008 compared to $41.2 million at December 31, 2007.  This decreased primarily as a result of the re-purchase of Bancorp stock, a decline in deposit levels, and the growth in total loans.

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

Certain investment securities included in the table below currently have fair values less than amortized cost and, therefore, contain unrealized losses.  Bancorp has the ability to hold available-for sale investments for a period of time management believes to be sufficient for a market price recovery. Bancorp has evaluated these securities and believes that the decline in value is temporary, with no permanent sector or issuer credit concerns or impairments.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.   The following table presents the recorded amounts and fair value of the portfolio of investment securities as of the dates indicated.

Investment Securities Composition

September 30, 2008 (dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
US Government Agencies	$33,674	$448	$105	$—	$34,017
Mortgage-backed-securities	61,790	582	418	—	61,954
State and Political subdivisions	12,220	116	98	—	12,238
	107,684	1,146	621	—	108,209

HTM Securities
State and political subdivisions	36,181	21	123	281	35,798
	36,181	21	123	281	35,798

Total	$143,865	$1,167	$744	$281	$144,007

December 31, 2007 (dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
US Government Agencies	$60,153	$303	$12	$24	$60,420
Mortgage-backed-securities	54,719	666	—	—	55,385
State and Political subdivisions	11,030	126	7	1	11,148
	125,902	1,095	19	25	126,953

HTM Securities
State and political subdivisions	39,926	261	—	40	40,147
	39,926	261	—	40	40,147

Total	$165,828	$1,356	$19	$65	$167,100

LOANS Net loans increased 10.9 percent to $389.0 million at September 30, 2008 compared to $350.7 million at December 31, 2007.  Net loans represented 68.0 percent of total assets at September 30, 2008.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$254,232	64.4%	$229,680	64.4%
Real estate construction	18,285	4.6%	21,468	6.0%
Commercial, industrial & agricultural	81,107	20.6%	70,040	19.6%
Consumer	41,041	10.4%	35,411	10.0%
Total loans	394,665	100%	356,599	100%
Less:
Allowance for loan losses	(4,373)		(4,535)
Deferred loan fees	(1,307)		(1,401)
Net loans	$388,985		$350,663

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of September 30, 2008.  At September 30, 2008, Bancorp’s real estate portfolio included $164.9 million in non-farm non-residential real estate loans of which $93.9 million is owner occupied, $62.8 million in raw land, land development and construction loans and $47.9 million in one-to-four family residential loans.  Although management believes that loans within the real estate related concentration have no more than the normal risk of collectability, a further decline in the performance of the economy, in general, or a further decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

PROVISION AND ALLOWANCE FOR LOAN LOSSES The allowance for loan losses was $4.4 million or 1.12 percent of net loans as of September 30, 2008.  This compares to $4.5 million or 1.29 percent of net loans as of December 31, 2007.

For the quarter end and nine months ended September 30, 2008, Bancorp reported a $760,000 provision for loan losses, compared to no provision and a $150,000 benefit for loan losses, for the like periods in 2007. The increase in provision expenses primarily reflects the increase in net-charge offs, the growth of the Bancorp’s loan portfolio and our assessment of the impact on our market of the general deterioration of the national economy. The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net-charge-offs through prudent underwriting standards. See discussion under “Asset Quality” for details relating to non-accrual loans.

The allowance is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio.  Management believes that the allowance is adequate and appropriate given Bancorp’s current analysis of the loan portfolio and the relative mix and risk of our loan portfolio. See discussion under “Loans” and “Concentrations” for details relating to real estate loan composition. Bancorp has a systematic methodology for evaluating the adequacy of the allowance for loan losses and the allowance is evaluated on a quarterly basis and reviewed by the Board of Directors. The allowance is based upon an assessment of levels and trends in losses and delinquencies, actual loan loss experience, current economic conditions and other factors, including regulatory guidance and economic factors.

While Bancorp believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  The normal growth of the loan portfolio and a further decline in the performance of the economy, in general, or a further decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows which may require additional provisions to our allowance for loan losses.

Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses.

Loans deemed uncollectible, in whole or in part are charged against and reduce the allowance for loan losses. Net charges-offs for the quarter and nine months ended September 30, 2008 were $438,000 and $922,000 compared to $61,000 and $221,000 for the like periods in 2007. For the nine months ended September 30, 2008, gross charge-offs included charge-offs of approximately $831,000 on two credit relationships.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses

	Three months ended,		Nine months ended,
(dollars in thousands)	2008	2007	2008	2007
Allowance as of beginning of year	$4,051	$4,866	$4,535	$5,176
Provision (benefit) for loan losses	760	—	760	(150)
Charge-offs	(465)	(105)	(1,099)	(436)
Recoveries	27	44	177	215
Net charge-offs	(438)	(61)	(922)	(221)
Balance at end of period	$4,373	$4,805	$4,373	$4,805
Ratio of net charge-offs to average loans during the period	(0.46)%	(0.07)%	(0.34)%	(0.09)%
Ratio of allowance to net loans at end of period	1.12%	1.40%	1.12%	1.40%
Ratio of non-performing loans to allowance	14.43%	96.77%	14.43%	96.77%

Activity

Credit Risk Management

Bancorp monitors its loan portfolio for potential risk of loss according to an internal risk-grading system and monitors its credit quality to identify potential problem credits and any loss exposure in a timely manner.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio. The extension of credit to individuals and businesses is a significant portion of Bancorp’s principal business activity and requires ongoing portfolio and credit management.  As such, Bancorp has established lending policies and procedures to manage and monitor risk. These lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals and loan approval limits.

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned. At September 30, 2008, non-performing assets decreased to $6.2 million or 1.09 percent of total assets compared to $7.7 million or 1.30 percent as of December 31, 2007. This reduction resulted primarily from the charge-off of approximately $1.4 million in other real estate owned.

Non-accrual and impaired loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $631,000 as of September 30, 2008 compared to $7.7 million as of December 31, 2007 with $6.9 million of the December 2007 balance transferring into other real estate owned during the nine months ended September 30, 2008.

At September 30, 2008, impaired loans decreased to $5.8 million compared to $7.7 million at December 31, 2007.  As noted above, $6.9 million in impaired loans were transferred to other real estate owned. One credit relationship of $3.4 million, accounted for 58.2 percent of impaired loans as of September 30, 2008. As of September 30, 2008, a $322,000 specific allocation relating to four credit relationships was included in the allowance for loan losses. All material loan restructurings have been included in impaired loans.

Other real estate owned     During 2008, Bancorp foreclosed on four non-accrual credit relationships of $6.9 million which were transferred into other real estate owned.  As a result, as of September 30, 2008, Bancorp held four foreclosed properties which represent four separate land development projects consisting of finished lots with a carrying balance of $5.6 million, compared to no properties owned at December 31, 2007.  Valuation of the property occurs when it is foreclosed upon and at least annually thereafter.  Based on current appraisals received during the quarter and the decrease in fair market values of these real estate properties, Bancorp recorded a writedown on other real estate owned of $1.4 million for the nine months ended September 30, 2008.

It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible. The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual loans	$631	$7,690
Loans past due 90 days or more	—	—
Total non-performing loans	631	7,690
Other real estate owned	5,616	—
Total non-performing assets	$6,247	$7,690
Total non-performing loans to net loans	0.16%	2.19%
Total non-performing loans to total assets	0.11%	1.30%
Total non-performing assets to total assets	1.09%	1.30%

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

Total deposits decreased to $466.9 million at September 30, 2008 compared to $500.4 million at December 31, 2007.  Within the total, time deposits decreased $32.3 million while core deposits decreased $1.2 million. Time deposits decreased to 34.1 percent of deposits at September 30, 2008 compared to 38.2 percent of deposits at December 31, 2007.  During the quarter, Bancorp used federal funds purchased to lower the Bancorp’s cost of funds replacing higher costing time deposits.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$73,449	15.7%	$77,957	15.5%
Interest bearing demand	88,943	19.0%	89,830	18.0%
Money market	64,511	13.8%	67,857	13.6%
Savings	80,963	17.4%	73,464	14.7%
Time	159,039	34.1%	191,312	38.2%
Total deposits	$466,905	100.0%	$500,420	100.0%

BORROWINGS      Total borrowings, including securities sold under agreements to repurchase and federal funds purchased, increased to $42.9 million at September 30, 2008 compared to $15.9 million as of December 31, 2007.  As noted above under deposits, during the quarter, Bancorp used federal funds purchased to lower the Bancorp’s cost of funds replacing higher costing time deposits. Federal Funds purchased increased to $29.1 million as of September 30, 2008.

Both securities sold under repurchase and federal funds purchased are overnight funds or borrowings that typically mature within one year. Securities sold under agreement to repurchase decrease or increase primarily based on the availability of funds and current competitive interest rates offered.  Securities sold under agreement to repurchase are collateralized by securities with an estimated fair value exceeding the face value of the borrowings.

CAPITAL RESOURCES      Stockholders’ equity decreased to $60.1 million at September 30, 2008 from $72.7 million at December 31, 2007.  This decrease was primarily due to a private stock repurchase of a large block of 85,022 shares from one corporate stockholder for $15.3 million during the first quarter of 2008. Book value per share at September 30, 2008 was $102.56 compared to a book value of $108.32 at December 31, 2007.

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

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the nine months ended September 30, 2008, Bancorp repurchased 85,022 shares of stock at an average price of $180 per share.

On October 3, 2008, Congress approved and the President signed the Emergency Economic Stabilization Act of 2008 (the “Act”).  The Troubled Assets Relief Program (“TARP”) is the heart of the Act and provides the Secretary of the Treasury the authority to purchase troubled assets from eligible financial institutions in an aggregate amount of up to $700 billion.  Under the Act, the Treasury created the Capital Purchase Program (“CPP”) that enables the federal government to purchase equity in participating financial institutions to help restore credit markets.  Application to participate in the CPP must be submitted by November 14, 2008.  Bancorp is considering possible participation in the CPP.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of September 30, 2008 and December 31, 2007, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$63,945	13.75%	$37,204	> 8.00%	$46,505	> 10.00%
Skagit State Bancorp, Inc.	$64,136	13.79%	$37,213	> 8.00%	$46,516	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$59,572	12.81%	$18,602	> 4.00%	$27,903	> 6.00%
Skagit State Bancorp, Inc.	$59,763	12.85%	$18,606	> 4.00%	$27,910	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$59,572	10.53%	$22,620	> 4.00%	$28,275	> 5.00%
Skagit State Bancorp, Inc.	$59,763	10.57%	$22,620	> 4.00%	$28,275	> 5.00%

As of December 31, 2007
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$76,354	17.25%	$35,407	> 8.00%	$44,259	> 10.00%
Skagit State Bancorp, Inc.	$76,524	17.29%	$35,412	> 8.00%	$44,265	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,819	16.23%	$17,704	> 4.00%	$26,556	> 6.00%
Skagit State Bancorp, Inc.	$71,989	16.26%	$17,706	> 4.00%	$26,559	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$71,819	12.39%	$23,183	> 4.00%	$28,979	> 5.00%
Skagit State Bancorp, Inc.	$71,989	12.42%	$23,183	> 4.00%	$28,979	> 5.00%

LIQUIDITY

The objective of liquidity risk management is to ensure that the Bank has the continuing ability to maintain cash flows that are adequate to fund operations including day to day cash flow requirements of either its depositors wanting to withdraw funds or to provide for customers credit needs. Bancorp has a formal liquidity policy that establishes liquidity guidelines and the maintenance of contingency liquidity plans that provide for actions and timely responses to liquidity stress situations.

Liquidity is generated from both internal and external sources. The majority of funding comes from customer deposits within the Bank’s market area. In addition, funding needs are met through loan repayments, investment securities repayments, earnings and other borrowings through pre-approved credit lines. Liquidity may also be obtained by maintaining assets that are can be converted to cash with little or no risk of loss.  However, in this turbulent market environment assets may be more difficult to convert to cash with or without a loss.

As part of the Bank’s liquidity management, the Bank utilizes federal funds purchased to supplement the primary source of funds, which are deposits.  As a result, there could be fluctuations in these borrowing balances depending on short-term liquidity and longer-term financing needs of the Bank.  As a means of augmenting liquidity sources, during the quarter the Bank increased its federal funds lines with various correspondent banks and the Federal Reserve Bank. As of September 30, 2008, Bancorp had approximately $33.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $37.8 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio increased to 83.3 percent at September 30, 2008 compared to 70.1 percent at December 31, 2007, as a result of the decrease in deposits and the increase in loans.

The recent turmoil in the credit markets did not have a direct impact on Bancorp’s liquidity management practices. Access to our correspondent banks and the Federal Reserve remained open. Management believes that Bancorp’s liquidity position at September 30, 2008 was adequate to fund ongoing operations.

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

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest on deposits increase at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.   The Federal Reserve decreased rates 100 basis points in 2007 and 225 basis points through September 30, 2008.

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

Real estate loans comprise the largest category of loans and represent 69.0 percent of total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in; a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Tightening of credit markets and liquidity risk

A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank to fund loans.  In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.

We cannot predict the effect of the recently enacted federal rescue plan.

Congress recently enacted the Emergency Economic Stabilization Act of 2008, which is intended to stabilize the financial markets, including providing funding of up to $700 billion to purchase troubled assets and loans from financial institutions.  The legislation also increases the amount of deposit account insurance coverage from $100,000 to $250,000 for interest-bearing deposit accounts and non-interest bearing transaction accounts, the latter of which are fully insured until December 31, 2009.  Most recently, the federal government agreed to invest $125 billion in preferred stock of nine U.S. financial institutions, and to make available up to another $125 billion for investment in preferred stock of other U.S. financial institutions, on certain terms and conditions.  The full effect of this wide-ranging legislation on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot be predicted.

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

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

Due to recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009 to double what we have recently paid.  The increase of these premiums will add to our cost of operations and could have a significant impact on the Company.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 14, 2008	/s/Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	November 14, 2008	/s/Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer