Form 10-K
period 2008-12-31
Skagit State Bancorp, Inc.
filed 2009-03-27
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13D OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the most recent second quarter), was $93.6 million  (based on the June 30, 2008 market price of  $200 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 19, 2008 was:

Title of Class	Number of Shares Outstanding
Common Stock, $0 Par Value	588,369

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the Annual Report to Stockholders for the year ended December 31, 2008 are incorporated by reference into Part II of this Annual Report.

2.               Portions of the Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

SKAGIT STATE BANCORP, INC.

2008 Annual Report on Form 10-K

PART I

Forward Looking Statements

This Annual Report and Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report and Form 10-K, or the documents incorporated by reference:

•              the risks associated with lending and potential adverse changes in credit quality;

•              increased loan delinquency rates;

•              the risks presented by a continued economic slowdown, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;

•              changes in market interest rates, which could adversely affect our net interest income and profitability;

•              legislative or regulatory changes that adversely affect our business or our ability to complete pending or prospective future acquisitions;

•              reduced demand for banking products and services;

•              competition from other financial services companies in our markets; and

•              Bancorp’s success in managing risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report and Form 10K or documents incorporated by reference. Bancorp does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

ITEM 1.                  BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”). Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Skagit State Bancorp, Inc. is regulated by the Federal Reserve Bank.  The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2008, Bancorp had 750 shareholders of record owning 588,344 shares of the Bank’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and eleven other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. Bancorp provides a full range of banking services and products to both businesses and individuals. Bancorp operates its main office in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  As of December 31, 2008, Bancorp had total assets of $566.9 million.

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

Services Provided

Skagit State Bank places the highest priority on customer service and assisting customers in making informed decisions when selecting from the products and services the Bank offers. To ensure the Bank provides customers with the tools needed to meet their financial needs, the Bank reviews its products and services on a regular basis.

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

Additional information relating to “Loans” is set forth in the “Management Discussion and Analysis” section of the 2008 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

All deposit accounts, up to the maximum permitted by law, are insured by the FDIC. In addition, Skagit State Bank is a participant in the FDIC’s Transaction Account Guarantee Program.  Under this program, all non-interest bearing transaction accounts plus various interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.

Additional information relating to “Deposits” is set forth in the “Management Discussion and Analysis” section of the 2008 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

Other Services.  Bancorp provides other traditional commercial and consumer banking services, including remote data capture, merchant card services, safe deposit services, debit and automated teller machine cards, on-line banking, credit card services, savings bonds, cashiers’ checks, travelers’ checks, notary services, and other services.  New technologies and services are reviewed for business development and cost saving purposes.

Bancorp’s on-line banking service provides customers a convenient way to process balance inquiries, transfers, bill paying and other services.  Bancorp’s website address is www.skagitbank.com.

Employees

As of December 31, 2008, Bancorp had 173 full-time equivalent employees.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above, and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

State Assessments. Washington state banks that hold public funds are considered public depositories and are subject to pro rata assessments for the loss of public deposits held at a failed Washington bank that exceed federal deposit insurance limits and other coverage. Due to the current economic climate it is anticipated that there will be bank failures nationwide, and we may face increased costs if a Washington state public depository bank fails and we are assessed for a net loss of such public deposits held at the failed institution.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital.  Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits.  Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt.  The sum of Tier I capital and Tier II capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008

In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts

The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2009. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institutions’ risk beginning in the second quarter of 2009 and thereafter, and as necessary to emplement emergency special assessments to maintain the deposit insurance fund.

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

Troubled Asset Relief Program

Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions as well as a warrant to purchase common stock.  The Company received approval for participation in the CPP, but determined not to participate in light of its strong capital position.

Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components—the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Bancorp and the Bank cannot be predicted with certainty.

Proposed Legislation

As of early 2009, additional legislation has been promulgated or is pending under EESA which is intended to provide among other things, an injection of more capital from Treasury into financial institutions through the Capital Assistance Program, establishment of a public-private investment fund for the purchase of troubled assets and expansion of the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the White House, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Other Relevant Legislation

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

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest paid on deposits increases at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.

Bancorp’s concentration in real estate loans could adversely affect Bancorp’s earnings in an economic downturn.

Real estate loans comprise the largest category of loans and represent 69.1 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

There has been an economic downturn throughout the country, particularly in the housing and commercial real estate sectors.  While the Pacific Northwest economy typically lags the national economy, the effects of the economic downturn are now significantly impacting our market area.  Further downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio, as the collateral securing those loans may decrease in value.  A continued downturn in the local economy could have a material adverse effect on both the ability of borrowers to repay loans, as well as the value of the real property held as collateral.  Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties and any decline in the economy of this market area could impact us adversely.  As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  Additionally, future significant additions to the allowance may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, Bancorp also relies on alternative funding sources through correspondent banking, national certificates of deposit and borrowing lines with the Federal Reserve Bank to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to Bancorp.

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

We could find it difficult to attract and retain skilled employees

Competition for skilled employees in some areas can be intense and we may not be able to hire or retain the key employees we want or need.  As our success, in large part, is due to our ability to attract and retain key employees, the loss of key employees or if we are unable to attract key employees, could adversely affect our business

We cannot predict the effect of recently and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”) under various programs. On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The EESA also increases the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009.

As indicated by the Treasury as of early 2009, additional legislation to be promulgated under the EESA is pending, which among other things is expected to inject more capital from the Treasury into financial institutions through the Capital Assistance Program, establish a public-private investment fund for the purchase of troubled assets, and expand the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities.

The full effect of the broad legislation already enacted and related legislation expected to be enacted in the near future on the national economy and financial institutions, particularly on mid-sized institutions like us, cannot now be predicted.

Our ability to access markets for funding and acquire and retain customers could be adversely affected to the extent the financial service industry’s reputation is damaged.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

Based on recent events and the state of the economy, the FDIC has increased federal deposit insurance premiums beginning in the first quarter of 2009.  The increase of these premiums will add to our cost of operations and could have a significant impact on Bancorp.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after June 30, 2009 of up to 10 basis points if necessary.  The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009.  Based upon the Bancorp’s December 31, 2008 deposits subject to FDIC insurance assessments, the special assessment will be approximately $940,000.

Further, under Washington state laws, Bancorp may incur additional costs if one or more Washington state banks that hold public deposits fail, since, as a public depositary, we are subject to Washington statutory pro-rata assessments to cover any net losses in public deposits not otherwise covered by federal deposit insurance or other means.

We operate in a highly regulated environment and may be adversely affected by changes in federal state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

There is little trading activity in Bancorp’s stock

There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future.  We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the NASDAQ Stock Market, Inc.. It is not known whether significant trading activity will take place for several years, if at all.  Accordingly, our shares should be considered as a long-term investment.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

Bancorp is headquartered in Burlington, Washington. The building at 301 East Fairhaven Avenue is owned by Bancorp and houses a branch and administrative offices. Bancorp completed construction and occupied the building in 1961. There is also a building at 121 North Spruce Street in Burlington, a building at 323 E. Fairhaven Avenue and at 327 Fairhaven Avenue in Burlington that houses some of the administrative offices. There are eleven branches in addition to the head office. In 2008, Bancorp announced the closure of its Boulevard branch in Burlington and on October 31, 2008, the branch was closed.

Bancorp owns the buildings and land occupied by twelve (12) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2008, the net book value of Bancorp’s premises and equipment was $11.5 million.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp has only one class of stock, which is common stock and at December 31, 2008, there were 750 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. The following table summarizes the Bancorp’s share repurchases for year ended 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - March 31, 2008	85,022	$180.00	—	—

(1) Represents shares that were purchased in a private purchase from one corporate owner.

There were no stock repurchases from April 1, 2008 through December 31, 2008.

The table below indicates the high and low market price of Bancorp stock and the cash dividends paid over the last two years.  The stock transfer records maintained by the Bank, as transfer agent, indicate that there have been limited transactions involving Bancorp’s stock.  The price information shown in the following table is to the best knowledge of management based upon information provided informally by the parties to the transactions.  No assurance can be given that such prices are representative of the actual market value of the Common Stock.

Year Ended 12/31/2008				Year Ended 12/31/2007
	Market Price		Cash Dividend		Market Price		Cash Dividend
	High	Low	Declared		High	Low	Declared
1st Qtr	$200.50	$180.00	$—	1st Qtr	$170.00	$160.00	$—
2nd Qtr	200.00	190.00	2.25	2nd Qtr	190.00	160.00	2.25
3rd Qtr	200.00	190.00	—	3rd Qtr	186.27	181.00	—
4th Qtr	200.00	167.00	2.25	4th Qtr	186.00	181.00	2.25

The following table summarizes information about the Bank’s equity compensation plan as of December 31, 2008.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	20,390	$153.26	79,165
Equity compensation plans not approved by security holders*	100	—	—

* Represents unvested restricted shares granted to an executive officer as part of their employment agreement.

ITEM 6.                  SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2008 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

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

Changes in Internal Controls

The management of Bancorp has assessed the effectiveness of its internal control over financial reporting at December 31, 2008.  To make this assessment, Bancorp used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Bancorp believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

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

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Other Directors” and “Compliance with Section 16(a) Filing Requirements” in Bancorp’s definitive 2009 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

For information regarding our code of ethics applicable to our principal executive officer and our principal financial officer see the section entitled “Corporate Governance — Code of Ethics” in Bancorp’s Proxy Statement which is incorporated herein by reference.  Information regarding Bancorp’s audit committee and financial expert appears under the section entitled “Meetings and Committees of the Board of Directors — Certain Committees of the Board” in our Proxy Statement and is incorporated by reference.

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information concerning transactions with management and director independence, see the sections entitled “Transactions with Management” and “Corporate Governance — Director Independence” in Bancorp’s Proxy Statement that is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning principal accountant fees and services, see the section entitled “Auditors” in Bancorp’s Proxy Statement that is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)                    Schedules: None

(a)(3)                    Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007(2)

10.3*	2005 Incentive Stock Plan(3)

10.4*	Restricted Stock Agreement(3)

10.5*	Form of Stock Option Agreement(3)

13	Portions of the 2008 Annual Report

14	Code of Ethics (4)

23	Consent of Moss Adams

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensation plan or agreement.

(1)        Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, respectively of Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(2)        Incorporated by reference to Exhibit 10.2 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended November 31, 2007.

(3)        Incorporated by reference to Exhibits 99-1-99.3, respectively, of Bancorp’s Registration Statement on Form S-8: (File No. 333-138665) filed on November 13, 2006.

(4)        Incorporated by reference to Exhibit 14 of Bancorp’s 2006 Annual Report on Form 10-K.

(b)          Exhibits:  Exhibits are listed in response to Item 15(a) (3).

(c)           Financial Statement Schedules:  None

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized,

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 27, 2009	By:	/s/ Cheryl R. Bishop
Cheryl R. Bishop, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2009.

/s/ Cheryl R. Bishop	Chief Executive Officer and Director
Cheryl R. Bishop	(Principal Executive Officer)

/s/ Carla F. Tucker	EVP/Chief Financial Officer
Carla F. Tucker	(Chief Accounting Officer)

/s/ Marvin Omdal	Chairman of the Board
Marvin Omdal

/s/ Gerald W. Christensen	Director
Gerald W. Christensen

/s/ Mike Janicki	Director
Mike Janicki

/s/ Richard Nelson	Director
Richard Nelson

/s/ Michael E. Pegram	Director
Michael E. Pegram

/s/ Daniel R. Peth	Director
Daniel R. Peth