Form 10-Q
period 2009-03-31
Skagit State Bancorp, Inc.
filed 2009-05-14
CIK 1366986

UNITED STATES SECURITIES AND
EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s Common Stock outstanding at May 14, 2009 was 588,469.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands except share data)	March 31, 2009	December 31, 2008
ASSETS
ASSETS
Cash and due from banks	$9,746	$11,954
Federal funds sold and interest-bearing bank balances	18,642	—
Investment securities
Available-for-sale, at fair value	100,263	102,647
Held-to-maturity, at amortized cost	37,471	36,518
Loans held for sale	156	350
Loans	388,951	399,225
Allowance for loan losses	(5,637)	(5,450)
Net loans	383,314	393,775
Bank premises and equipment, net	11,313	11,480
Other real estate owned	6,899	5,667
Accrued interest receivable	2,486	2,430
Other assets	1,315	2,055
TOTAL ASSETS	$571,605	$566,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$419,911	$394,422
Non-interest-bearing	71,696	75,116
Total deposits	491,607	469,538
Other borrowings	15,288	32,665
Other liabilities	1,545	2,872
Total liabilities	508,440	505,075

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 586,595 and 586,285 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	12,110	12,042
Accumulated other comprehensive income, net of tax	2,423	2,325
Retained earnings	48,632	47,434
Total stockholders’ equity	63,165	61,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,605	$566,876

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended March 31,
(dollars in thousands except share data)	2009	2008
INTEREST INCOME
Interest and fees on loans	$5,907	$6,441
Investment securities
Taxable	1,070	1,506
Exempt from federal income tax	281	325
Federal funds sold	1	242
Total interest income	7,259	8,514
INTEREST EXPENSE
Deposits	1,734	2,901
Securities sold under agreements to repurchase	89	124
Total interest expense	1,823	3,025
NET INTEREST INCOME	5,436	5,489
Provision for loan losses	450	—
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,986	5,489
NON-INTEREST INCOME
Service charges on deposits	708	750
Other	200	200
Gain on sale of assets	52	63
Total non-interest income	960	1,013
NON-INTEREST EXPENSES
Salaries	1,981	1,921
Payroll taxes and employee benefits	515	501
Bank premises and equipment	242	275
Occupancy	224	186
State business taxes	98	121
Advertising	149	150
Other	1,329	909
Total non-interest expenses	4,538	4,063
INCOME BEFORE PROVISION FOR INCOME TAX	1,408	2,439
PROVISION FOR INCOME TAX
Provision for Income Tax	210	539
NET INCOME	$1,198	$1,900
BASIC EARNINGS PER SHARE	$2.04	$2.85
DILUTED EARNINGS PER SHARE	$2.03	$2.83

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Three months ended March 31, 2009 and 2008

	Common Stock		Accum. Other Comprehensive	Retained	Total Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income:
Net income	—	—	—	1,900	1,900	$1,900
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $604	—	—	1,172	—	1,172	1,172
Total other comprehensive income						1,172
Comprehensive income						$3,072
Common stock redemption	(85,022)	(13,586)	—	(1,718)	(15,304)
Stock compensation expense	—	40	—	—	40
BALANCE, March 31, 2008	585,975	$18	$1,866	$58,607	$60,491

BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	1,198	1,198	$1,198
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $50	—	—	98	—	98	98
Total other comprehensive income						98
Comprehensive income						$1,296
Common stock redemption	—	—	—	—	—
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	285	64	—	—	64
BALANCE, March 31, 2009	586,595	$12,110	$2,423	$48,632	$63,165

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)
Three months ended March 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,198	$1,900
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	450	—
Depreciation	219	223
Gains on sale of loans	(52)	(63)
Amortization of investment security premiums and discounts, net	(40)	(78)
Stock compensation for employee services	64	40
Changes in operating assets and liabilities
Originations of loans held for sale	(4,314)	(5,342)
Proceeds for sales of loans held for sale	4,560	5,002
Decrease (increase) in interest receivable	(56)	130
Decrease in other assets	689	82
Decrease in other liabilities	(1,327)	(960)
Net cash flows from operating activities	1,391	934
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities — available-for-sale	2,573	19,961
Purchases of investment securities — available-for-sale	—	(19,612)
Proceeds from maturities of investment securities — held-to-maturity	355	1,212
Purchases of investment securities — held-to-maturity	(1,308)	—
Net decrease (increase) in federal funds sold & interest-bearing bank balances	(18,642)	26,842
Net decrease (increase) in loans	8,848	(15,859)
Purchase of premises and equipment	(52)	(206)
Capitalized expenditures for improvements to other real estate owned	(69)	—
Proceeds from premises and equipment	—	150
Net cash flows from investing activities	(8,295)	12,488
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	12,580	2,225
Net increase (decrease) in time deposits	9,489	(5,751)
Amount paid for redemption of common stock	—	(15,304)
Net increase (decrease) in other borrowings	(17,377)	2,285
Proceeds from exercise of stock options	4	—
Net cash flows from financing activities	4,696	(16,545)
NET CHANGE IN CASH AND DUE FROM BANKS	(2,208)	(3,123)
CASH AND DUE FROM BANKS, beginning of period	11,954	16,641
CASH AND DUE FROM BANKS, end of period	$9,746	$13,518
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$166	$747
Cash paid during the period for interest	1,808	3,131
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	1,163	6,202

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2008 contained in the Annual Report on Form 10-K.

All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2: CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Management has identified specific accounting policies that due to judgments, estimates and assumptions and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial positions for the periods presented or in future periods.  These policies relate to the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2008.

Note 3: RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. Such classifications have no affect on net income.

Note 4: EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

(dollars in thousands except share and per share amounts)

Three months ended March 31,	2009	2008
Numerator:
Net income	$1,198	$1,900
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	586,443	666,325
Effect of dilutive securities:
Stock options and unvested restricted stock grants	4,985	4,419
Denominator for diluted earning per share Weighted average shares outstanding	591,428	670,744
Basic earnings per share	$2.04	$2.85
Diluted earnings per share	$2.03	$2.83

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s best estimate and is maintained at a level deemed adequate to provide for estimated future losses and is evaluated on a regular basis. Bancorp’s evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The ultimate recovery of loans is susceptible to future market factors beyond Bancorp’s control. These factors may result in losses or recoveries differing significantly from those provided in Bancorp’s financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans, and based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses

The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and the estimated value of any underlying collateral. The allowance consists of specific, general and unallocated components. The general allowance is calculated by applying a loss percentage factor to the different loan types and the different risk gradings.  A specific allowance is calculated based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio. The unallocated allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.

Note 6: STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at March 31, 2009, there were 68,710 common shares available for grant. In addition to this share-based payment plan, Bancorp has outstanding restricted stock awards granted pursuant to an employment agreement with an executive officer.

Total equity compensation expense was $64,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively.

Stock Options: All options granted during 2009 and 2008 were Incentive Stock Options and were granted at a price equal to the market value of the stock on the grant date, have a term of 10 years and vest over a five year period.  Bancorp measures the fair value of each stock option at the date of the grant, using the Black Scholes option valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

The following assumptions were used in arriving at the fair value of options granted for the three months ended March 31, 2009:

Employee options
Expected price volatility	18.41%
Risk-free interest rate	2.05%
Dividend yield on underlying stock	2.30%
Weighted-average expected life in years	7.00

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to options outstanding during the three months ended March 31, 2009. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,331	$170.48	7.69	$541
Granted	10,455	195.00	10.00	—
Exercised	25	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2009	28,761	$179.40	8.33	$592
Exercisable at March 31, 2009	6,282	$167.54	7.21	$204

The unrecognized share-based compensation cost relating to stock option expense at March 31, 2009 is approximately $689,000, which will be recognized over the remaining vesting schedule through 2014. The weighted average grant date fair value of options granted during 2009 was $30.78 per share.

Stock Awards: Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at March 31, 2009 was approximately $217,000, which will be recognized over the remaining years of the original five year vesting period of the awards. The weighted average grant date fair value of restricted stock awards granted for the three months ended March 31, 2008 was $189.00.  There were no awards granted for the three months ended March 31, 2009.   The total intrinsic value of stock awards exercised and vested during the three months ended March 31, 2009 was $54,000.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the three months ended March 31, 2009.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,159	3.61	$432
Granted	—	—	—
Vested	285	—	—
Forfeited	—	—	—
Outstanding at March 31, 2009	1,874	3.28	$375
Exercisable at March 31, 2009	—	—	—

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2008 contained in the Annual Report on Form 10-K.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bancorp adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2009: (dollars in thousands)

Unfunded commitments to extend credit	$71,486
Credit card arrangements	11,566
Commitments to fund municipal warrants	5,245
Standby letters of credit	2,652

Note 9: FAIR VALUE

SFAS No. 157, “Fair Value Measures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and expands disclosures about fair value measurements.

SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

Level 1 — Quoted prices for identical instruments in active markets that Bancorp has the ability to access at the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3 — Significant unobservable inputs that reflect the Bancorp’s own assumption about the assumptions that market participants would use in pricing an asset or liability.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service.  The fair value measurements includes considerable observable data that may include dealer quotes, market spreads, cash flows, the treasury yield curve, yield/spread relationships, consensus prepayment rates, and the bonds terms and conditions,  among other things.

Impaired Loans — Impaired loans are reported at the lower of the recorded amount of the loan or fair value of the underlying collateral if repayment is expected from the collateral.

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and at least annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses.

The table below shows assets measured at fair value on a recurring basis as of March 31, 2009.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$100,263	$—	$100,263	$—
Total	$100,263	$—	$100,263	$—

The table below shows assets measured at fair value on a non-recurring basis as of March 31, 2009.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,293	$—	$—	$5,293
Other real estate owned	$6,899	$—	$—	$6,899
Total	$12,192	$—	$—	$12,192

For the three months ended March 31, 2009, impaired loans were reduced via partial charge-offs and loan impairment reserves of $174,000 to a fair value of $5.3 million.

Note 10: NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements.  These FASB’s are effective for interim and annual periods ending after June 15, 2009 and management does not expect this statement to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FASB amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

temporary impairments on debt and equity securities in the financial statements.  These FASB’s are effective for interim and annual periods ending after June 15, 2009 and management is currently evaluating the effect that the FSPs may have on Bancorp’s financial statements.

In April 2009, the FASB issued FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FASB provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  This FASB also includes guidance on identifying circumstances that indicate a transaction in not orderly.  These FASB’s are effective for interim and annual periods ending after June 15, 2009 and management is currently evaluating the effect that the FASB’s may have on Bancorp’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2008 in the Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Form 10Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q, or the documents incorporated by reference:

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Form 10-Q or documents incorporated by reference. Bancorp does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.

BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Company” or “Bancorp”).  Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 12 full service banking offices located in Skagit, Snohomish and Whatcom counties.

OVERVIEW

Net income was $1.2 million and $1.9 million for the three months ended March 31, 2009 and 2008, with diluted earnings per share at $2.03 and $2.83, respectively.  The decrease in net income was resulted primarily from a $450,000 increase in provision for loan losses and $475,000 increase in noninterest expenses.

Annualized return on average assets was 0.85 percent and 1.30 percent for the three months ending March 31, 2009, and 2008, respectively.  Annualized return on average equity was 7.67 percent and 10.78 percent for the three months ending March 31, 2009 and 2008, respectively.

Total assets increased to $571.6 million at March 31, 2009, compared to $566.9 million at December 31, 2008.  The increase was primarily due to deposit growth of $22.1 million.  Net loans decreased by $10.5 million or 2.7 percent to $383.3 million at March 31, 2009, compared to $393.8 million at December 31, 2008. This decrease was primarily in commercial and agricultural loans.

RESULTS OF OPERATIONS

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income. In addition, changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively.  Bancorp generates non-interest income primarily through service charges and other deposit related fees. Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expense, bank premises and equipment expenses and other operating expenses.

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

Net interest income was $5.4 million and $5.5 million for the three months ended March 31, 2009, and 2008.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  For the three months ended March 31, 2009, the net interest margin was 4.13 percent compared to 3.98 percent for the like period in 2008. The increase was primarily a result of the more rapid decrease in the cost of funds compared to the yield on interest-earning assets.  Also, contributing to the increase in net interest margin for the three months in 2009 was $100,000 in interest recoveries from two loan relationships during 2009.  This recovery contributed 8 basis points to the net interest margin for the three months ended March 31, 2009.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total loan interest income decreased to $5.9 million for the three months ended March 31, 2009 compared to $6.4 million for the like period in 2008.  This decrease was primarily a result of declining interest rates during 2008 which decreased the yield earned on loans from 7.33 percent to 6.14 percent.  Partially offsetting the decrease in yield was a $37.6 million increase in the average balance of loans for the three months ended March 31, 2009 compared to the same time period in 2008.

Interest earned on investments, interest-bearing bank balances and federal funds sold decreased $721,000 for the quarter ended March 31, 2009 compared to the like period in 2008. Within the total, interest on federal funds sold and interest-earning bank balances decreased $241,000 and interest on investments decreased by $480,000.  For federal funds sold and interest-earning bank balances this was the result of a 323 basis point decrease in yield and a $24.4 million decrease in the average balance.  For investments, the decrease was the result of a 32 basis point decrease in yield and a $33.1 million decrease in the average balance.

Interest- bearing liabilities

Interest expense decreased to $1.8 million from $3.0 million for the three months ended March 31, 2009 and 2008, respectively. This decrease was a result of a 105 basis point basis point decrease in the cost of funds and a decrease in the average balance of interest bearing liabilities to $429.3 million from $438.4 million for the three months ended March 31, 2009 compared to 2008. The majority of our deposits are short term and re-price within a twelve month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate. Loan fees of $223,000 and $261,000 for the three months ended March 31, 2009, and 2008 respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2009			2008
	Average		Yield	Average		Yield
Three months ended March 31,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold and interest- bearing bank balances	$4,948	$1	0.08%	$29,305	$242	3.31%
Taxable investment securities	90,056	1,070	4.82	120,692	1,506	5.00
Tax exempt securities	48,255	281	2.36	50,726	325	2.57
Loans	390,280	5,907	6.14	352,648	6,441	7.33
Total interest-earning assets	533,539	7,259	5.52%	553,371	8,514	6.17%
Non-interest earning assets	32,234			33,251
Total assets	$565,773			$586,622

Liabilities and Stockholders’ Equity
Interest-bearing demand	$87,139	$71	0.33%	$90,051	$137	0.61%
Savings and money market	152,200	377	1.00	144,031	524	1.46
Certificates of deposit	166,056	1,286	3.14	188,761	2,240	4.76
Total interest-bearing deposits	405,395	1,734	1.73	422,843	2,901	2.78
Other borrowings	23,931	89	1.51	15,564	124	3.20
Total interest-bearing deposits & liabilities	429,326	1,823	1.72%	438,407	3,025	2.77%
Non interest-bearing demand deposits	71,809			74,488
Other non-interest-bearing liabilities	2,128			3,212
Total liabilities	503,263			516,107
Stockholders’ equity	62,510			70,515
Total liabilities and stockholders equity	$565,773			$586,622
Net interest income		$5,436			$5,489
Interest rate spread			3.80%			3.40%
Net interest margin			4.13%			3.98%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except share data)

	Increase (Decrease) Due to
Three months ended March 31, 2009 vs. 2008	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and interest-bearing bank balances	$(111)	$(130)	$(241)
Investment securities	(397)	(83)	(480)
Loans	3,113	(3,647)	(534)
Total net change in income on interest earning assets	2,605	(3,860)	(1,255)
Interest-Bearing Liabilities
Deposits	(89)	(1,078)	(1,167)
Other borrowings	247	(282)	(35)
Total net change in expense on interest-bearing liabilities	158	(1,360)	(1,202)
Net change in net interest income	$2,447	$(2,500)	$(53)

PROVISION FOR LOAN LOSSES The provision for loan losses was $450,000 for the quarter ended March 31, 2009 compared to no provision for loan losses for the like period in 2008. The increase in provision is primarily attributable to the deteriorating economy, internal downgrades of credit within the loan portfolio and the growth in loans year over year. For the quarter ended March 31, 2009 and 2008, respectively, net charge-offs were $263,000 and $437,000.

The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In the future, continued growth of the loan portfolio may or further declines in economic conditions could increase future provisions for loan losses and impact Bancorp’s net income. Additional discussion on loan quality and the allowance for loan losses is provided under Allowance for Loan Losses and Asset Quality.

NON-INTEREST INCOME Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $960,000 for the three months ended March 31, 2009 compared to $1.0 million for the same time period in 2008.

NON-INTEREST EXPENSE Non-interest expense was $4.5 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively.  This increase was primarily a result of increased FDIC insurance premium costs, costs related to other real estate owned and a 3.1 percent increase in salary expense.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter ended March 31, 2009 was 71.0 percent and 62.5 percent compared to the same time period in 2008. The increase from 2008 was primarily due to increases in non-interest expenses.

INCOME TAX EXPENSE Income tax expense for the quarter ended March 31, 2009 was $210,000 compared to $539,000 the quarter ended March 31, 2008.  Bancorp’s effective tax rates were 14.9 percent and 22.1 percent for the quarter ended March 31, 2009 and 2008, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of March 31, 2009 and 2008, Bancorp had $48.9 million and $50.7 million in tax-exempt securities, respectively.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $571.6 million at March 31, 2009 compared to $566.9 million at December 31, 2008.  This increase was primarily due to a $22.1 million increase in deposits to $491.6 million. Total loans decreased $10.5 million to $383.3 million during the same time period.

INVESTMENT SECURITIES, INTEREST-BEARING BANK BALANCES AND FEDERAL FUNDS SOLD  Total investment securities, including federal funds sold and interest-bearing bank balances increased to $156.4 million at March 31, 2009 compared to $139.2 million at December 31, 2008. Interest-bearing account balances at the Federal Reserve increased to $18.6 million at March 31, 2009. This increase resulted primarily from the growth in deposits. The available-for-sale investment portfolio is comprised of 59.4 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities, 11.3 percent of state and municipals and 29.3 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. There were $1.3 million of security purchases in the first three months of 2009 while maturities, calls and principal pay-downs totaled $2.9 million.

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

Investment Securities Composition

March 31, 2009 (dollars in thousands)

AFS Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
US Government Agencies	$28,661	$676	$—	$—	$29,337
Mortgage-backed-securities	56,802	2,730	—	—	59,532
State and Political subdivisions	11,129	330	65	—	11,394
	96,592	3,736	65	—	100,263

HTM Securities
State and political subdivisions	37,471	315	1,428	4	36,354
	37,471	315	1,428	4	36,354

Total	$134,063	$4,051	$1,493	$4	$136,617

December 31, 2008 (dollars in thousands)

AFS Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
US Government Agencies	$28,669	$857	$—	$—	$29,526
Mortgage-backed-securities	59,316	2,525	—	—	61,841
State and Political subdivisions	11,140	218	78	—	11,280
	99,125	3,600	78	—	102,647

HTM Securities
State and political subdivisions	36,518	167	74	13	36,598
	36,518	167	74	13	36,598

Total	$135,643	$3,767	$152	$13	$139,245

LOANS     Net loans decreased 2.7 percent to $383.3 million at March 31, 2009 compared to $393.8 million at December 31, 2008.  Net loans represented 67.0 percent of total assets at March 31, 2009.  This decrease was primarily in commercial and agricultural loans.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 69.5% of total loans at March 31, 2009.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Real estate — residential & commercial	$255,295	65.4%	$258,958	64.7%
Real estate construction	15,834	4.1%	17,470	4.4%
Commercial, industrial & agricultural	70,264	18.0%	79,819	19.9%
Consumer	48,693	12.5%	44,224	11.0%
Total loans	390,086	100%	400,471	100%
Less:
Allowance for loan losses	5,637		5,450
Deferred loan fees	1,135		1,246
Net loans	$383,314		$393,775

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of March 31 2009.  At March 31, 2009, Bancorp’s real estate portfolio included $165.4 million in non-farm non-residential real estate loans of which $97.4 million is owner occupied, $59.5 million in raw land, land development and construction loans and $54.6 million in one-to-four family residential loans.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

PROVISION AND ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $5.6 million or 1.47 percent of net loans as of March 31, 2009 compared to $5.5 million or 1.38 percent of net loans as of December 31, 2008. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.

The allowance for loan losses represents management’s best estimate and is maintained at a level deemed adequate to provide for estimated future losses and is evaluated on a regular basis and reviewed by the Board of Directors. Bancorp’s evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and estimated value of any underlying collateral. The allowance consists of specific, general and unallocated components. The general allowance is calculated by applying a loss percentage factor to the different loan types and the different risk gradings.  A specific allowance is calculated based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio. The unallocated allowance provides for other credit losses inherent in our loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.  See discussion under “Loans” and “Concentrations” for details relating to real estate loan composition.

Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio. While Bancorp believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  These factors may result in losses or recoveries differing significantly from those provided in Bancorp’s financial statements. The growth of the loan portfolio and a further decline in the performance of the economy, in general, or a further decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows which may require additional provisions to our allowance for loan losses. The ultimate recovery of loans is susceptible to future market factors beyond Bancorp’s control. Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses.

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses
Activity

(dollars in thousands)
For the three months ended March 31,	2009	2008
Allowance as of beginning of year	$5,450	$4,535
Provision (benefit) for loan losses	450	—
Charge-offs	(314)	(540)
Recoveries	51	103
Net (charge-offs) recoveries	(263)	(437)
Balance at end of period	$5,637	$4,098
Ratio of net charge-offs to average loans during the period	0.27%	0.50%
Ratio of allowance to net loans at end of period	1.47%	1.14%
Ratio of non-performing loans to allowance	95.23%	15.98%

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

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more and other real estate owned. At March 31, 2009, non-performing assets increased to $12.3 million or 2.15 percent of total assets compared to $11.1 million or 1.96 percent as of December 31, 2008.

Non-accrual and impaired loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $5.4 million as of March 31, 2009 compared to $5.5 million as of December 31, 2008 with $1.2 million transferring into other real estate owned during the 2009 quarter.

At March 31, 2009, impaired loans decreased to $5.4 million compared to $5.5 million at December 31, 2008.  As noted above, $1.2 million in impaired loans were transferred to other real estate owned during the quarter ended March 31, 2009. Two credit relationships of $4.7 million, accounted for 87 percent of impaired loans as of March 31, 2009. As of March 31, 2009, a $125,000 specific allocation relating to four credit relationships was included in the allowance for loan losses. All material loan restructurings have been included in impaired loans.

Other real estate owned —   During 2009, Bancorp foreclosed on one non-accrual credit relationships of $1.2 million which was transferred into other real estate owned.  As a result, as of March 31, 2009, Bancorp held five foreclosed properties which represent four separate land development projects consisting of finished lots with a carrying balance of $5.7 million, and one other commercial real estate property with a carrying balance of $1.2 million for an aggregate of $6.9 million.  To prepare certain properties for sell, the Bank capitalized $69,000 in property improvements during the quarter.  Other real estate owned as of December 31, 2008 was $5.7 million.  Valuation of the property occurs when it is foreclosed upon and at least annually thereafter.  It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

Potential problem loans —   Potential problem loans consist of loans that are currently performing, but for which management have identified as having a well defined weakness or weaknesses. These weaknesses may jeopardize the liquidation of the loan and are characterized by the distinct possibility that Bancorp may sustain some loss if the deficiencies creating the weaknesses are not corrected. These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of March 31, 2009, Bancorp had classified $15.5 million as potential problem loans.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual loans	$5,368	$5,456
Loans past due 90 days or more	—	—
Total non-performing loans	5,368	5,456
Other real estate owned	6,899	5,667
Total non-performing assets	$12,267	$11,123
Total non-performing loans to net loans	1.40%	1.39%
Total non-performing loans to total assets	0.94%	0.96%
Total non-performing assets to total assets	2.15%	1.96%

DEPOSITS           Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  The transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area. Bancorp offers both interest and non-interest bearing checking accounts. In December 2008, Bancorp initiated service through the Certificate of Deposit Account Registry Service (CDARS), which allows us to assist customers in maximizing their FDIC insurance.

Total deposits increased to $491.6 million at March 31, 2009 compared to $469.5 million at December 31, 2008.  Within the total, core deposits increased $12.6 million and time deposits increased $9.5 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 65.3% and 65.6% of total deposits at March 31, 2009 and December 31, 2008, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount % of Total		Amount % of Total
Non-interest bearing demand	$71,696	14.6%	$75,116	16.0%
Interest bearing demand	89,951	18.3%	87,091	18.5%
Money market	78,716	16.0%	69,548	14.8%
Savings	80,618	16.4%	76,646	16.3%
Time	165,620	33.7%	157,127	33.5%
Brokered time deposits	5,006	1.0%	4,010	0.9%
Total deposits	$491,607	100.0%	$469,538	100.0%

OTHER BORROWINGS      Borrowings consist of federal funds purchased, discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  Total borrowings decreased to $15.3 million at March 31, 2009 compared to $32.7 million as of December 31, 2008.  Bancorp’s deposit growth during the 2009 quarter contributed to the $13.4 million reduction in Federal Funds purchased to zero as of March 31, 2009.

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

CAPITAL RESOURCES    Stockholders’ equity increased to $63.2 million at March 31, 2009 from $61.8 million at December 31, 2008.  Book value per share at March 31, 2009 was $107.68 compared to a book value of $105.41 at December 31, 2008.

Bancorp has only one class of stock, which is common stock and at March 31, 2009, there were 759 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the quarter ended March 31, 2009, Bancorp repurchased no shares of stock and for the quarter ended March 31, 2008, Bancorp repurchased 85,022 shares of stock at a price of $180.00 per share.

On October 3, 2008, Congress approved and the President signed the Emergency Economic Stabilization Act of 2008 (the “Act”).  The Troubled Assets Relief Program (“TARP”) is the heart of the Act and provides the Secretary of the Treasury the authority to purchase troubled assets from eligible financial institutions in an aggregate amount of up to $700 billion.  Under the Act, the Treasury created the Capital Purchase Program (“CPP”) that enables the federal government to purchase equity in participating financial institutions to help restore credit markets.  In November 2008, Bancorp applied to participate under this program.  In January 2009, Bancorp received preliminary approval from the U.S. Department of Treasury for approximately $14 million under the program.  After careful consideration by Executive Management and our Board of Directors, we determined not to accept any of the TARP proceeds.  In reaching this decision, the Board also considered the uncertainties and constraints (including dividend and stock repurchase restrictions) associated with the TARP.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of March 31, 2009 and December 31, 2008, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,203	14.61%	$36,245	> 8.00%	$45,306	>10.00%
Skagit State Bancorp, Inc.	$66,379	14.65%	$36,258	> 8.00%	$45,322	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$60,566	13.37%	$18,123	> 4.00%	$27,184	> 6.00%
Skagit State Bancorp, Inc.	$60,742	13.40%	$18,129	> 4.00%	$27,193	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$60,566	10.75%	$22,540	> 4.00%	$28,175	> 5.00%
Skagit State Bancorp, Inc.	$60,742	10.78%	$22,540	> 4.00%	$28,175	> 5.00%

As of December 31, 2008
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$64,776	14.04%	$36,901	> 8.00%	$46,127	>10.00%
Skagit State Bancorp, Inc.	$64,926	14.07%	$36,913	> 8.00%	$46,141	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$59,326	12.86%	$18,451	> 4.00%	$27,676	> 6.00%
Skagit State Bancorp, Inc.	$59,476	12.89%	$18,456	> 4.00%	$27,684	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$59,326	10.50%	$22,596	> 4.00%	$28,245	> 5.00%
Skagit State Bancorp, Inc.	$59,476	10.53%	$22,596	> 4.00%	$28,245	> 5.00%

LIQUIDITY

The objective of liquidity risk management is to ensure that Bancorp has the continuing ability to maintain cash flows that are adequate to fund operations including day to day cash flow requirements of either its depositors wanting to withdraw funds or to provide for customers credit needs. Bancorp has a formal liquidity policy that establishes liquidity guidelines and the maintenance of contingency liquidity plans that provide for actions and timely responses to liquidity stress situations.

Liquidity is generated from both internal and external sources. The majority of funding comes from customer deposits within the Bank’s market area. In addition, funding needs are met through loan repayments, investment securities repayments, earnings and other borrowings through pre-approved credit lines. Liquidity may also be obtained by maintaining assets that can be converted to cash with little or no risk of loss.  However, in this turbulent market environment, assets may be more difficult to convert to cash with or without a loss.

As part of the Bank’s liquidity management, the Bank utilizes federal funds purchased to supplement the primary source of funds, which are deposits.  As a result, there could be fluctuations in these borrowing balances depending on short-term liquidity and longer-term financing needs of the Bank.  As of March 31, 2009, Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $59.5 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 78.0 percent at March 31, 2009 compared to 83.9 percent at December 31, 2008, as a result of the increase in deposits and the decrease in loans.

The turmoil in the credit markets during the last year did not have a direct impact on Bancorp’s liquidity management practices. Access to our correspondent banks and the Federal Reserve remained open. Management believes that Bancorp’s liquidity position at March 31, 2009 was adequate to fund ongoing operations.

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

Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2008.

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

Real estate loans comprise the largest category of loans and represent 69.5 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  Additionally, future significant additions to the allowance may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, Bancorp also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to Bancorp.

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

We could find it difficult to attract and retain skilled employees

Competition for skilled employees in some areas can be intense and we may not be able to hire or retain the key employees we want or need.  As our success, in large part, is due to our ability to attract and retain key employees, the loss of key employees or if we are unable to attract key employees, could adversely affect our business

We cannot predict the effect of recently enacted and pending federal legislation.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”) under various programs. On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The EESA also increases the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009. In early 2009, Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, establishes a public-private investment fund for the purchase of troubled assets and expands the Term Asset-Backed Securities Loan Facility. The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.

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

On February 27, 2009 the FDIC issued a press release announcing a special Deposit Insurance Fund assessment of 20 basis points on insured institutions and granting the FDIC the authority to impose an additional assessment after June 30, 2009 of up to 10 basis points if necessary.  The assessment will be calculated on June 30, 2009 deposit balances and collected on September 30, 2009.  Based upon the Company’s March 31, 2009 deposits subject to FDIC insurance assessments, the special assessment would be approximately $1.0 million.  Subject to the passing of certain legislation that would allow the FDIC increased borrowing from the Treasury, the FDIC has indicated that it would reduce the special assessment by half; however, there can be no assurance that this will occur.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 14, 2009	/s/ Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	May 14, 2009	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer