Form 10-Q
period 2009-06-30
Skagit State Bancorp, Inc.
filed 2009-08-13
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSON

Washington D.C., 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the issuer’s Common Stock outstanding at August 13, 2009 was 588,469.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2009	December 31, 2008
ASSETS
ASSETS
Cash and due from banks	$10,682	$11,954
Federal funds sold and interest-bearing bank balances	31,778	—
Investment securities
Available-for-sale, at fair value	98,423	102,647
Held-to-maturity, at amortized cost	36,407	36,518
Loans held for sale	658	350
Loans	390,275	399,225
Allowance for loan losses	(5,629)	(5,450)
Net loans	384,646	393,775
Bank premises and equipment, net	10,823	11,480
Other real estate owned	7,103	5,667
Accrued interest receivable	2,377	2,430
Other assets	2,468	2,055
TOTAL ASSETS	$585,365	$566,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$439,618	$394,422
Non-interest-bearing	64,558	75,116
Total deposits	504,176	469,538
Other borrowings	16,731	32,665
Other liabilities	2,263	2,872
Total liabilities	523,170	505,075

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 586,595 and 586,285 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	12,174	12,042
Accumulated other comprehensive income, net of tax	1,825	2,325
Retained earnings	48,196	47,434
Total stockholders’ equity	62,195	61,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,365	$566,876

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$5,760	$6,230	$11,667	$12,671
Investment securities
Taxable	1,044	1,363	2,114	2,869
Exempt from federal income tax	281	309	562	634
Federal funds sold	11	31	12	273
Total interest income	7,096	7,933	14,355	16,447
INTEREST EXPENSE
Deposits	1,743	2,522	3,477	5,423
Other borrowings	64	129	153	253
Total interest expense	1,807	2,651	3,630	5,676
NET INTEREST INCOME	5,289	5,282	10,725	10,771
Provision for loan losses	450	—	900	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,839	5,282	9,825	10,771
NON-INTEREST INCOME
Service charges on deposits	781	775	1,489	1,525
Other	179	180	379	380
Gain on sale of assets	67	65	119	128
Total non-interest income	1,027	1,020	1,987	2,033
NON-INTEREST EXPENSES
Salaries	1,891	1,959	3,872	3,880
Payroll taxes and employee benefits	464	454	979	955
Write-down of other real estate owned	373	—	373	—
Bank premises and equipment	242	254	484	529
Occupancy	189	200	413	386
State business taxes	94	105	192	226
Advertising	224	219	373	369
Other	1,461	945	2,790	1,854
Total non-interest expenses	4,938	4,136	9,476	8,199
INCOME BEFORE PROVISION FOR INCOME TAX	928	2,166	2,336	4,605
PROVISION FOR INCOME TAX
Provision for Income Tax	40	455	250	994
NET INCOME	$888	$1,711	$2,086	$3,611
BASIC EARNINGS PER SHARE	$1.51	$2.92	$3.56	$5.77
DILUTED EARNINGS PER SHARE	$1.50	$2.89	$3.53	$5.72
DIVIDENDS DECLARED PER SHARE	$2.25	$2.25	$2.25	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Six months ended June 30, 2009 and 2008

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income:
Net income	—	—	—	3,611	3,611	$3,611
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $599	—	—	(1,163)	—	(1,163)	(1,163)
Total other comprehensive loss						(1,163)
Comprehensive income						$2,448
Cash dividend declared, $2.25 per share	—	—	—	(1,323)	(1,323)
Common stock redemption	(85,022)	(1,721)	—	(13,583)	(15,304)
Stock compensation expense	—	93	—	—	93
BALANCE, June 30, 2008	585,975	$11,936	$(469)	$47,130	$58,597

BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	2,086	2,086	$2,086
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax benefit of $257	—	—	(500)	—	(500)	(500)
Total other comprehensive loss						(500)
Comprehensive income						$1,586
Cash dividend declared, $2.25 per share	—	—	—	(1,324)	(1,324)
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	285	128	—	—	128
BALANCE, June 30, 2009	586,595	$12,174	$1,825	$48,196	$62,195

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(dollars in thousands) Six months ended June 30,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,086	$3,611
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	900	—
Write-down of other real estate owned	373	—
Depreciation	430	445
Loss on sale of premises and equipment	8	—
Gains on sale of loans held-for-sale	(119)	(128)
Amortization of investment security premiums and discounts, net	(98)	(134)
Provision for deferred income taxes	—	(7)
Stock compensation for employee services	128	93
Changes in operating assets and liabilities
Originations of loans held for sale	(9,926)	(10,889)
Proceeds for sales of loans held for sale	9,737	10,254
Decrease in interest receivable	53	515
Increase in other assets	(155)	(1,384)
Decrease in other liabilities	(609)	(778)
Net cash flows from operating activities	2,808	1,598
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities – available-for-sale	10,705	25,950
Purchases of investment securities – available-for-sale	(7,140)	(20,135)
Proceeds from maturities of investment securities – held-to-maturity	4,528	4,105
Purchases of investment securities – held-to-maturity	(4,417)	—
Net decrease (increase) in federal funds sold & interest-bearing bank balances	(31,778)	41,195
Net decrease (increase) in loans	6,895	(29,151)
Purchase of premises and equipment	(121)	(150)
Capitalized expenditures for improvements to other real estate owned	(136)	(9)
Net cash flows from investing activities	(21,464)	21,805
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	16,376	(868)
Net increase (decrease) in time deposits	18,262	(14,272)
Amount paid for redemption of common stock	—	(15,304)
Net increase (decrease) in other borrowings	(15,934)	5,417
Proceeds from exercise of stock options	4	—
Cash dividends	(1,324)	(1,323)
Net cash flows from financing activities	17,384	(26,350)
NET CHANGE IN CASH AND DUE FROM BANKS	(1,272)	(2,947)
CASH AND DUE FROM BANKS, beginning of period	11,954	16,641
CASH AND DUE FROM BANKS, end of period	$10,682	$13,694
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$166	$947
Cash paid during the period for interest	3,600	5,857
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	1,334	6,202

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2008 contained in the Annual Report on Form 10-K.  Bancorp has evaluated subsequent events for potential recognition and/or disclosure through August 13, 2009, which is the date the financial statements were issued.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share and per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$888	$1,711	$2,086	$3,611
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	586,595	585,975	586,519	626,150
Effect of dilutive securities: Stock options and unvested restricted stock grants	4,399	5,175	4,690	4,797
Denominator for diluted earning per share - Weighted average shares outstanding	590,994	591,150	591,209	630,947
Basic earnings per share	$1.51	$2.92	$3.56	$5.77
Diluted earnings per share	$1.50	$2.89	$3.53	$5.72

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:   CASH DIVIDENDS

On May 19, 2009, Bancorp declared a semi-annual cash dividend of $2.25 per share, payable on June 5, 2009 to shareholders of record as of the close of business on May 27, 2009.

Note 6:   ALLOWANCE FOR LOAN LOSSES

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

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Six months ended,
(dollars in thousands)	2009	2008	2009	2008
Allowance as of beginning of period	$5,637	$4,098	$5,450	$4,535
Provision (benefit) for loan losses	450	—	900	—
Charge-offs	(496)	(94)	(810)	(634)
Recoveries	38	47	89	150
Net charge-offs	(458)	(47)	(721)	(484)
Balance at end of period	$5,629	$4,051	$5,629	$4,051
Ratio of net charge-offs to average loans during the period	(0.48)%	(0.05)%	(0.37)%	(0.27)%
Ratio of allowance to net loans at end of period	1.46%	1.08%	1.46%	1.08%
Ratio of non-performing loans to allowance	162.96%	50.80%	162.96%	50.80%

Note 7:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at June 30, 2009, there were 68,710 common shares available for grant. In addition to this share-based payment plan, Bancorp has outstanding restricted stock awards granted pursuant to an employment agreement with an executive officer.

Total equity compensation expense was $128,000 and $93,000 for the six months ended June 30, 2009 and 2008, respectively.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following assumptions were used in arriving at the fair value of options granted for the six months ended June 30, 2009:

Employee options
Expected price volatility	18.41%
Risk-free interest rate	2.05%
Dividend yield on underlying stock	2.30%
Weighted-average expected life in years	7.00

The following table summarizes the activity related to options outstanding during the six months ended June 30, 2009. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,331	$170.48	7.69	$541
Granted	10,455	195.00	10.00	—
Exercised	25	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2009	28,761	$179.40	8.08	$449
Exercisable at June 30, 2009	6,282	$167.54	6.96	$173

The unrecognized share-based compensation cost relating to stock option expense at June 30, 2009 is approximately $643,000, which will be recognized over the remaining vesting schedule through 2014. The weighted average grant date fair value of options granted during 2009 was $30.78 per share.

Stock Awards: Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at June 30, 2009 was approximately $198,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the six months ended June 30, 2009.   The total intrinsic value of stock awards exercised and vested during the six months ended June 30, 2009 was $54,000.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the six months ended June 30, 2009.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,159	3.61	$432
Granted	—	—	—
Vested	285	—	54
Forfeited	—	—	—
Outstanding at June 30, 2009	1,874	3.03	$365
Exercisable at June 30, 2009	—	—	—

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2009: (dollars in thousands)

Unfunded commitments to extend credit	$66,451
Credit card arrangements	11,169
Commitments to fund municipal warrants	4,834
Standby letters of credit	2,170

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  FAIR VALUE

SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” requires disclosures of the fair value of financial asset and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair values have been determined by Bancorp using available market information and appropriate valuation methodologies and considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement on the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

Cash, Due From Banks, Federal Funds Sold, Interest-bearing bank balances, Other Borrowings and Accrued Interest Receivable and Payable —The carrying amount of these financial assets and liabilities approximates fair value.

Investment Securities — The securities classified as available for sale are reported at fair value utilizing Level 2 inputs. The fair values of fixed rate warrants and qualified zone academy bonds, included in state and political subdivisions investment securities, are estimated using discounted cash flow analysis using interest rates currently being offered for warrants of similar terms or the current qualified zone academy bond interest rates.

Loans — The fair values for variable-rate loans that reprice frequently are based on carrying values. The fair values of fixed-rate commercial, real estate mortgage, installment, and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits — The fair values disclosed for demand, savings, and money market accounts are equal to their carrying amounts. The fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

Off-Balance-Sheet Instruments — Commitments to extend credit and standby letters of credit represent the principal categories of off-balance financial instruments (See Note 9).  The fair value of these instruments is not considered material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose Bancorp to significant gains or losses.

The carrying amounts and estimated fair values of Bancorp’s financial instruments at June 30, 2009 are as follows:

	June 30, 2009
	Carrying
(dollars in thousands)	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,682	$10,682
Federal funds sold and Interest-bearing bank balances	31,778	31,778
Investment securities	134,830	133,216
Net loans	384,646	383,355
Accrued interest receivable	2,377	2,377
Financial Liabilities
Demand and savings deposits	324,777	324,777
Time deposits	179,399	180,865
Other borrowings	16,731	16,731
Accrued interest payable	371	371

SFAS No. 157, “Fair Value Measures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and expands disclosures about fair value measurements.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below shows assets measured at fair value on a recurring basis as of June 30, 2009.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$98,423	$—	$98,423	$—
Total	$98,423	$—	$98,423	$—

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows assets measured at fair value on a non-recurring basis as of June 30, 2009.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,189	$—	$—	$10,189
Other real estate owned	$7,103	$—	$—	$7,103
Total	$17,292	$—	$—	$17,292

Impaired loans with a carrying amount of $10.6 million were written down to their fair value of $10.2 million, resulting in charge-downs and impairments of $420,000, which was included in the allowance for loan losses for the six months ended June 30, 2009.

Other real estate owned with a carrying amount of $7.5 million, were written down to their fair value of $7.1 million, resulting in write-downs of $373,000, which was charged against earnings for the six months ended June 30, 2009.

Note 11:   NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to financial statements being issued or available to be issued.  This statement is effective for interim and annual periods ending after June 15, 2009.  The implementation of this statement did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements.  These FASB’s are effective for interim and annual periods ending after June 15, 2009. The implementation of this statement did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FASB amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  These FASB’s are effective for interim and annual periods ending after June 15, 2009. The implementation of this statement did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FASB provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  This FASB also includes guidance on identifying circumstances that indicate a transaction in not orderly.  These FASB’s are effective for interim and annual periods ending after June 15, 2009.  The implementation of this statement did not have a material impact on the consolidated financial statements.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q, or the documents incorporated by reference:

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

OVERVIEW

Net income was $888,000 and $1.7 million for the quarters ended June 30, 2009 and 2008 with diluted earnings per share at $1.50 and $2.89, respectively. Net income was $2.1 million and $3.6 million for the six months ended June 30, 2009 and 2008 with diluted earnings per share at $3.53 and $5.72, respectively.  The decreases in net income were primarily attributable to increased FDIC insurance premiums, increased write-downs of other real estate owned and increased provisions for loan losses reflective of internal downgrades of credit within the loan portfolio and increased charge-offs.

Annualized return on average assets was 0.61 percent and 0.73 percent for the quarter and six months ending June 30, 2009 compared to 1.19 percent and 1.24 percent during the same time periods in 2008.  Annualized return on average equity was 5.60 percent and 6.62 percent for the quarter and six months ending June 30, 2009 compared to 11.47 percent and 10.98 percent, respectively, for the same time periods in 2008.

The provision for loan losses was $450,000 and $900,000 for the quarter and six months ended June 30, 2009 compared to no provision for loan losses for the like periods in 2008. The increase in provision is primarily attributable to the deteriorating economy, internal downgrades of credit within the loan portfolio, increased charge-offs and the growth in loans year over year.  The provisions increased Bancorp’s total allowance for loans to 1.46 percent of net loans at June 30, 2009 compared to 1.08 percent at June 30, 2008.  For the quarter and six months ended June 30, 2009, respectively, net charge-offs were $458,000 and $721,000 compared to $47,000 and $484,000 for the like periods in 2008.

Non-interest expense was $4.9 million and $9.5 million for the quarter and six months ended June 30, 2009 compared to $4.1 million and $8.2 million in the like periods in 2008.  For the 2009 quarter compared to the 2008 quarter, the increase was primarily attributable to a $373,000 write-down of other real estate owned, a $103,000 increase in other costs related to other real estate owned and a $454,000 increase in FDIC insurance premium assessments including a $260,000 special assessment. For the six months ended June 30, 2009 compared to the like period in 2008, the increase was primarily attributable to a $373,000 write-down of other real estate owned, a $202,000 increase in other costs related to other real estate owned and a $734,000 increase in FDIC insurance premium assessments including a $260,000 special assessment. Increased FDIC insurance premium assessments are the result of losses incurred by the Deposit Insurance Fund and not directly correlated to Bancorp’s performance.

Total assets increased to $585.4 million at June 30, 2009, compared to $566.9 million at December 31, 2008.  The increase was primarily due to deposit growth of $34.6 million.  Net loans decreased by $9.1 million or 2.3 percent to $384.6 million at June 30, 2009, compared to $393.8 million at December 31, 2008.  This decrease was primarily in commercial and agricultural loans.

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

Net interest income was $5.3 million and $10.7 million for the quarter and six months ended June 30, 2009 compared to $5.3 million and $10.8 million for the like periods in 2008.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  For the quarter ended June 30, 2009, the net interest margin decreased to 3.88 percent from 3.97 percent for the like period in 2008.  For the six months ended June 30, 2009, the net interest margin increased to 3.99 percent from 3.98 percent for the like period in 2008.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans was $5.8 million and $11.7 million for the quarter and six months ended June 30, 2009 compared to $6.2 million and $12.7 for the like periods in 2008.  For the current quarter, this decrease was primarily a result of the current declining interest rate environment which decreased the loan yield from 6.84 percent to 5.99 percent.  Partially offsetting this yield decrease was a $19.5 million increase in the average loan balance.  For the six months ended June 30, 2009, loan yields decreased to 6.03 percent from 7.09 percent compared to the like period in 2008.  This was partially offset by a $28.8 million increase in the average loan balance.

Interest earned on investments, interest-bearing bank balances and federal funds sold decreased $367,000 and $1.1 million for the quarter and six months ended June 30, 2009 compared to the like periods in 2008. These decreases were the result of both decreases in yield and in average balances.

Interest- bearing liabilities

Interest expense decreased to $1.8 million and $3.6 million from $2.7 million and $5.7 million for the quarter and six months ended June 30, 2009 and 2008. These decreases were a result of an 80 basis point and a 95 basis point decrease in the cost of funds for the quarter and six months ended June 30, 2009 compared to 2008. The majority of our deposits are short term and re-price within a twelve month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $215,000 and $438,000 for the quarter and six months ended June 30, 2009, and $282,000 and $543,000 for the quarter and six months ended June 30, 2008, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2009			2008
	Average		Yield	Average		Yield
Three months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold and interest-bearing bank balances	$24,691	$11	0.18%	$6,888	$31	1.81%
Taxable investment securities	87,958	1,044	4.76	111,518	1,363	4.92
Tax exempt securities	48,290	281	2.33	49,916	309	2.49
Loans	385,946	5,760	5.99	366,429	6,230	6.84
Total interest-earning assets	546,885	7,096	5.20%	534,751	7,933	5.97%
Non-interest earning assets	32,483			38,381
Total assets	$579,368			$573,132

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,073	$78	0.35%	$89,688	$116	0.52%
Savings and money market	165,560	410	0.99	148,368	515	1.40
Certificates of deposit	175,346	1,255	2.87	181,450	1,891	4.19
Total interest-bearing deposits	429,979	1,743	1.63	419,506	2,522	2.42
Other borrowings	15,074	64	1.70	19,385	129	2.68
Total interest-bearing deposits & liabilities	445,053	1,807	1.63%	438,891	2,651	2.43%
Non interest-bearing demand deposits	69,043			71,623
Other non-interest-bearing liabilities	1,841			2,946
Total liabilities	515,937			513,460
Stockholders’ equity	63,431			59,672
Total liabilities and stockholders equity	$579,368			$573,132
Net interest income		$5,289			$5,282
Interest rate spread			3.58%			3.54%
Net interest margin			3.88%			3.97%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2009			2008
	Average		Yield	Average		Yield
Six months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold and interest-bearing bank balances	$14,041	$12	0.17%	$18,631	$273	2.95%
Taxable investment securities	89,188	2,114	4.75	116,054	2,869	4.97
Tax exempt securities	48,093	562	2.34	50,265	634	2.54
Loans	388,172	11,667	6.03	359,369	12,671	7.09
Total interest-earning assets	539,494	14,355	5.34%	544,319	16,447	6.08%
Non-interest earning assets	32,068			35,788
Total assets	$571,562			$580,107

Liabilities and Stockholders’ Equity
Interest-bearing demand	$87,899	$149	0.34%	$90,015	$253	0.57%
Savings and money market	159,396	787	0.99	145,715	1,039	1.43
Certificates of deposit	170,891	2,541	2.98	185,040	4,131	4.49
Total interest-bearing deposits	418,186	3,477	1.67	420,770	5,423	2.61
Other borrowings	19,804	153	1.55	17,381	253	2.93
Total interest-bearing deposits & liabilities	437,990	3,630	1.66%	438,151	5,676	2.61%
Non interest-bearing demand deposits	69,065			73,079
Other non-interest-bearing liabilities	1,455			3,126
Total liabilities	508,510			514,356
Stockholders’ equity	63,052			65,751
Total liabilities and stockholders equity	$571,562			$580,107
Net interest income		$10,725			$10,771
Interest rate spread			3.67%			3.47%
Net interest margin			3.99%			3.98%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended June 30,			Six months ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands except per share amounts)	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold and interest-bearing bank balances	$(172)	$152	$(20)	$(207)	$(54)	$(261)
Investment securities	(59)	(288)	(347)	(166)	(661)	(827)
Loans	(2,199)	1,729	(470)	(3,316)	2,312	(1,004)
Total net change in income on Interest-earning assets	(2,430)	1,593	(837)	(3,689)	1,597	(2,092)
Interest-Bearing Liabilities
Deposits	(1,020)	241	(779)	(1,864)	(82)	(1,946)
Other borrowings	(40)	(25)	(65)	(187)	87	(100)
Total net change in expense on Interest-bearing liabilities	(1,060)	216	(844)	(2,051)	5	(2,046)
Net change in net interest income	$(1,370)	$1,377	$7	$(1,638)	$1,592	$(46)

PROVISION FOR LOAN LOSSES The provision for loan losses was $450,000 and $900,000 for the quarter and six months ended June 30, 2009 compared to no provision for loan losses for the like periods in 2008. The increase in provision is primarily attributable to the deteriorating economy, internal downgrades of credit within the loan portfolio, increased charge-offs and the growth in loans year over year.  For the quarter and six months ended June 30, 2009 respectively, net charge-offs were $458,000 and $721,000 compared to $47,000 and $484,000 for the like periods in 2008.

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

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, remained unchanged at $1.0 million and $2.0 million for the quarter and six months ended June 30, 2009 and 2008.

NON-INTEREST EXPENSE              Non-interest expense was $4.9 million and $9.5 million for the quarter and six months ended June 30, 2009 compared to $4.1 million and $8.2 million in the like periods in 2008.  For the 2009 quarter compared to the 2008 quarter, the increase was primarily attributable to a $373,000 write-down of other real estate owned, a $103,000 increase in other costs related to other real estate owned and a $454,000 increase FDIC insurance premium assessments including a $260,000 special assessment. For the six months ended June 30, 2009 compared to the like period in 2008, the increase was primarily attributable to a $373,0000 write-down of other real estate owned, a $202,000 increase in other costs related to other real estate owned and a $734,000 increase in FDIC insurance premium assessments including a $260,000 special assessment. Increased FDIC insurance premium assessments are the result of losses incurred by the Deposit Insurance Fund and not directly correlated to Bancorp’s performance.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2009 was 78.2 percent and 74.5 percent compared to 65.6 percent and 64.0 percent for the same time periods in 2008. The increase from 2008 was primarily due to increased operating expenses as noted above.

INCOME TAX EXPENSE                  Income tax expense for the quarter and six months ended June 30, 2009 was $40,000 and $250,000 compared to $455,000 and $994,000 for the quarter and six months ended June 30, 2008, respectively. Bancorp’s effective tax rates were 10.7 percent and 21.6 percent for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of June 30, 2009, Bancorp had $47.6 million in tax-exempt securities compared to $48.1 million as of June 30, 2008.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $585.4 million at June 30, 2009 compared to $566.9 million at December 31, 2008.  This increase was primarily due to a $34.6 million increase in deposits to $504.2 million. Total loans decreased $9.1 million to $384.6 million during the same time period.

INVESTMENT SECURITIES, INTEREST-BEARING BANK BALANCES AND FEDERAL FUNDS SOLD  Total investment securities, including federal funds sold and interest-bearing bank balances increased to $166.6 million at June 30, 2009 compared to $139.2 million at December 31, 2008. Interest-bearing account balances at the Federal Reserve increased to $31.8 million at June 30, 2009. This increase resulted primarily from the growth in deposits. The available-for-sale investment portfolio is comprised of 60.8 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities, 11.3 percent of state and municipals and 27.9 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases for the quarter and six months ended June 30, 2009 respectively, were $10.2 million and $11.6 million.  Security maturities, calls, and pay-downs were $12.3 million and 15.2 million for the quarter and six months ended June 30, 2009, respectively.

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

Management evaluates securities for other-than-temporary impairment on a quarterly basis.  Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  At June 30, 2009, Bancorp held no securities in the available-for-sale portfolio and 1 security in the held-to-maturity portfolio that had an unrealized loss for more than one year.

Bancorp has the ability and intent to hold securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Bancorp believes that the decline in fair value is temporary, with no permanent sector or issuer credit concerns or impairments.  Accordingly, Bancorp did not recognize any other-than-temporary impairment losses for the six months ended June 30, 2009.

Securities classified as available-for-sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

Investment Securities Composition

June 30, 2009

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$26,993	$455	$1	$27,447
Mortgage-backed securities	57,736	2,094	—	$59,830
State and political subdivisions	10,929	281	64	$11,146
Total available-for-sale	95,658	2,830	65	98,423
Held-To-Maturity Securities
State and political subdivisions	36,407	294	1,908	34,793
Total held-to-maturity	36,407	294	1,908	34,793
Total investment securities	$132,065	$3,124	$1,973	$133,216

December 31, 2008

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$28,669	$857	$—	$29,526
Mortgage-backed securities	59,316	2,525	—	61,841
State and political subdivisions	11,140	218	78	11,280
Total available-for-sale	99,125	3,600	78	102,647
Held-To-Maturity Securities
State and political subdivisions	36,518	167	87	36,598
Total held-to-maturity	36,518	167	87	36,598
Total investment securities	$135,643	$3,767	$165	$139,245

The following tables show the aggregate gross unrealized losses and fair value of securities with an amortized cost greater than the fair value as of the dates indicated;

June 30, 2009

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$1,999	$1	$—	$—	$1,999	$1
State and political subdivisions	$1,773	$64	$—	$—	$1,773	$64
Total available-for-sale	3,772	65	—	—	3,772	65
Held-To-Maturity Securities
State and political subdivisions	21,535	1,888	3,519	20	25,054	1,908
Total held-to-maturity	21,535	1,888	3,519	20	25,054	1,908
Total investment securities	$25,307	$1,953	$3,519	$20	$28,826	$1,973

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity, are show in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities are not all due at a single maturity date, therefore, they are disclosed separately.

	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$4,804	$4,838	$4,155	$4,137
1-5 years	27,131	27,739	11,287	11,073
5-10 years	4,083	4,162	8,770	8,234
Over 10 years	1,904	1,854	12,195	11,349
Mortgage-backed securities	57,736	59,830	—	—
Total investment securities	$95,658	$98,423	$36,407	$34,793

LOANS         Net loans decreased 2.3 percent to $384.6 million at June 30, 2009 compared to $393.8 million at December 31, 2008.  This decrease was primarily in commercial and agricultural loans. Net loans represented 65.7 percent of total assets at June 30, 2009.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 69.4% of total loans at June 30, 2009.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$256,244	65.5%	$258,958	64.7%
Real estate construction	15,382	3.9%	17,470	4.4%
Commercial, industrial & agricultural	68,209	17.4%	79,819	19.9%
Consumer	51,525	13.2%	44,224	11.0%
Total loans	391,360	100%	400,471	100%
Less:
Allowance for loan losses	5,629		5,450
Deferred loan fees	1,085		1,246
Net loans	$384,646		$393,775

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of June 30, 2009.  At June 30, 2009, Bancorp’s real estate portfolio included $168.1 million in non-farm non-residential real estate loans of which $102.2 million is owner occupied, $57.2 million in raw land, land development and construction loans and $56.4 million in one-to-four family residential loans.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $5.6 million or 1.46 percent of net loans as of June 30, 2009 compared to $5.5 million or 1.38 percent of net loans as of December 31, 2008. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.

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

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Six months ended,
(dollars in thousands)	2009	2008	2009	2008
Allowance as of beginning of period	$5,637	$4,098	$5,450	$4,535
Provision (benefit) for loan losses	450	—	900	—
Charge-offs	(496)	(94)	(810)	(634)
Recoveries	38	47	89	150
Net charge-offs	(458)	(47)	(721)	(484)
Balance at end of period	$5,629	$4,051	$5,629	$4,051
Ratio of net charge-offs to average loans during the period	(0.48)%	(0.05)%	(0.37)%	(0.27)%
Ratio of allowance to net loans at end of period	1.46%	1.08%	1.46%	1.08%
Ratio of non-performing loans to allowance	162.96%	50.80%	162.96%	50.80%

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

ASSET QUALITY               Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At June 30, 2009, non-performing assets increased to $16.3 million or 2.78 percent of total assets compared to $11.1 million or 1.96 percent as of December 31, 2008.

Non-accrual and impaired loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans increased to $9.2 million as of June 30, 2009 compared to $5.5 million as of December 31, 2008 with $1.4 million of the December balance transfering into other real estate owned during 2009.  $5.4 million, representing 4 loan credit relationships, were put on non-accrual status during 2009.

Impaired loans increased to $10.3 million at June 30, 2009 from $5.5 million at December 31, 2008, and  $1.4 million in impaired loans were transferred to other real estate owned during 2009. Five credit relationships of $8.7 million, accounted for 84 percent of impaired loans as of June 30, 2009. A $140,000 specific allocation relating to two credit relationships was included in the allowance for loan losses. All material loan restructurings have been included in impaired loans.

Other real estate owned — Other real estate owned increased to $7.1 million at June 30, 2009 from $5.7 million at December 31, 2008.  During 2009, Bancorp foreclosed on two non-accrual credit relationships of $1.4 million. In addition, Bancorp transferred the former Boulevard branch to other real estate owned.  As of June 30, 2009, Bancorp held seven properties which represent four separate land development projects consisting of finished lots with a carrying balance of $5.4 million, two commercial real estate property with a carrying balance of $1.5 million,  and a $194,000 raw land property.

To prepare certain properties for sell, the Bank capitalized $136,000 in property improvements during the six months ended June 30, 2009.  Valuation of the property occurs when it is foreclosed upon and at least annually thereafter.  Based on current appraisal received on one of our properties during the 2009 quarter, Bancorp recorded a write-down on other real estate owned of $373,000 for the six months ended June 30, 2009. Bancorp plans to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

Potential problem loans — Potential problem loans consist of loans that are currently performing, but for which management have identified as having a well defined weakness or weaknesses. These weaknesses may jeopardize the liquidation of the loan and are characterized by the distinct possibility that Bancorp may sustain some loss if the deficiencies creating the weaknesses are not corrected. These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of June 30, 2009, Bancorp had classified $9.5 million as potential problem loans.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual loans	$9,173	$5,456
Loans past due 90 days or more	—	—
Total non-performing loans	9,173	5,456
Other real estate owned	7,103	5,667
Total non-performing assets	$16,276	$11,123
Total non-performing loans to net loans	2.38%	1.39%
Total non-performing loans to total assets	1.57%	0.96%
Total non-performing assets to total assets	2.78%	1.96%

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

Total deposits increased to $504.2 million at June 30, 2009 compared to $469.5 million at December 31, 2008.  Within the total, core deposits increased $16.4 million and time deposits increased $18.3 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 64.4% and 65.6% of total deposits at June 30, 2009 and December 31, 2008, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$64,558	12.8%	$75,116	16.0%
Interest bearing demand	94,074	18.7%	87,091	18.5%
Money market	81,653	16.2%	69,548	14.8%
Savings	84,492	16.8%	76,646	16.3%
Time	169,761	33.7%	157,127	33.5%
Brokered time deposits	9,638	1.8%	4,010	0.9%
Total deposits	$504,176	100.0%	$469,538	100.0%

OTHER BORROWINGS   Borrowings consist of federal funds purchased which include discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  Total borrowings decreased to $16.7 million at June 30, 2009 compared to $32.7 million as of December 31, 2008.  Bancorp’s deposit growth during the 2009 year contributed to the $13.4 million reduction in Federal Funds purchased to zero as of June 30, 2009.

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

CAPITAL RESOURCES    Stockholders’ equity increased to $62.2 million at June 30, 2009 from $61.8 million at December 31, 2008.  Book value per share at June 30, 2009 was $106.03 compared to a book value of $105.41 at December 31, 2008.

Bancorp has only one class of stock, which is common stock and at June 30, 2009, there were 767 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the three and six months ended June 30, 2009, Bancorp repurchased no shares of stock.

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

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of June 30, 2009 and December 31, 2008, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$65,767	14.53%	$36,211	> 8.00%	$45,264	> 10.00%
Skagit State Bancorp, Inc.	$65,999	14.57%	$36,266	> 8.00%	$45,283	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$60,138	13.29%	$18,106	> 4.00%	$27,158	> 6.00%
Skagit State Bancorp, Inc.	$60,370	13.33%	$18,113	> 4.00%	$27,170	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$60,138	10.39%	$23,163	> 4.00%	$28,953	> 5.00%
Skagit State Bancorp, Inc.	$60,370	10.43%	$23,163	> 4.00%	$28,953	> 5.00%

As of December 31, 2008
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$64,776	14.04%	$36,901	> 8.00%	$46,127	> 10.00%
Skagit State Bancorp, Inc.	$64,926	14.07%	$36,913	> 8.00%	$46,141	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$59,326	12.86%	$18,451	> 4.00%	$27,676	> 6.00%
Skagit State Bancorp, Inc.	$59,476	12.89%	$18,456	> 4.00%	$27,684	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$59,326	10.50%	$22,596	> 4.00%	$28,245	> 5.00%
Skagit State Bancorp, Inc.	$59,476	10.53%	$22,596	> 4.00%	$28,245	> 5.00%

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

As part of the Bank’s liquidity management, the Bank utilizes federal funds purchased to supplement the primary source of funds, which are deposits.  As a result, there could be fluctuations in these borrowing balances depending on short-term liquidity and longer-term financing needs of the Bank.  As of June 30, 2009, Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $54.8 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 76.3 percent at June 30, 2009 compared to 83.9 percent at December 31, 2008, as a result of the increase in deposits and the decrease in loans.

The turmoil in the credit markets during the last year did not have a direct impact on Bancorp’s liquidity management practices. Access to our correspondent banks and the Federal Reserve remained open. Management believes that Bancorp’s liquidity position at June 30, 2009 was adequate to fund ongoing operations.

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

Item 1A.         Risk Factors

There are certain risks inherent to Bancorp’s business.  The material risks and uncertainties that management believes affect Bancorp are described below.  Although we have risk management policies, procedures and verification procedures in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Bancorp’s business operations.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect Bancorp’s profitability

Bancorp’s profitability is dependent to a large extent upon net interest income. Earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest paid on deposits increases at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.

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

We could find it difficult to attract and retain skilled employees

Competition for skilled employees in some areas can be intense and we may not be able to hire or retain the key employees we want or need.  As our success, in large part, is due to our ability to attract and retain key employees, the loss of key employees or if we are unable to attract key employees, could adversely affect our business

We operate in a highly regulated environment and we cannot predict the effect of recent and pending federal legislation.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations.  Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations.  In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration.  Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions we are facing.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the US financial markets.  The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.  The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like the Company, cannot now be predicted.  In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program.  The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies.

Numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis.  In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on Bancorp. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of either the financial condition of other financial institutions or the overall reputation of the financial service industry.

The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund and we may separately incur state statutory assessments in the future.

The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  The potential increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Company.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

The FDIC has imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions.  This emergency assessment will be calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the Company accrued approximately $260,000 for the special assessment.  The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable.

Further, under Washington state laws, Bancorp may incur additional costs if one or more Washington state banks that hold public deposits fail, since, as a public depositary, we are subject to Washington statutory pro-rata assessments to cover any net losses in public deposits not otherwise covered by federal deposit insurance or other means.

There is little trading activity in Bancorp’s stock

There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future.  We presently do not intend to seek listing of the shares on any securities exchange.  It is not known whether significant trading activity will take place for several years, if at all.  Accordingly, our shares should be considered as a long-term investment.

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

None

Item 3.                                                      Defaults Upon Senior Securities

None

Item 4.                                                      Submission of Matters to a Vote of Security Holders

(a)          Skagit State Bancorp’s, Inc. Annual Shareholder Meeting was held on April 21, 2009.

(b)         Not Applicable

(c)          A brief description of each matter voted upon at the Annual Meeting and number of votes cast for, or withheld, including a separate tabulation with respect to each nominee to serve on the Board is presented below:

(1)          Election of three (3) directors for terms expiring in 2012 or until their successor is nominated and has qualified.

Directors:
Gerald W. Christensen
Votes For:	495,452
Votes Withheld:	1,267
Michael F. Janicki
Votes For:	495,452
Votes Withheld:	1,267
Richard N. Nelson
Votes For:	495,452
Votes Withheld:	1,267

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 13, 2009	/s/ Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	August 13, 2009	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer