Form 10-Q
period 2009-09-30
Skagit State Bancorp, Inc.
filed 2009-11-13
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer’s Common Stock outstanding at November 13, 2009 was 588,469.

SKAGIT STATE BANCORP, INC.

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	September 30, 2009	December 31, 2008
ASSETS

ASSETS
Cash and due from banks	$11,047	$11,954
Federal funds sold and interest-bearing bank balances	41,108	—
Investment securities
Available-for-sale, at fair value	109,145	102,647
Held-to-maturity, at amortized cost	40,011	36,518
Loans held for sale	413	350
Loans	382,401	399,225
Allowance for loan losses	(5,798)	(5,450)
Net loans	376,603	393,775
Bank premises and equipment, net	10,631	11,480
Other real estate owned	6,537	5,667
Accrued interest receivable	2,606	2,430
Other assets	1,354	2,055
TOTAL ASSETS	$599,455	$566,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$454,217	$394,422
Non-interest-bearing	64,004	75,116
Total deposits	518,221	469,538
Other borrowings	15,826	32,665
Other liabilities	2,018	2,872
Total liabilities	536,065	505,075

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 586,695 and 586,285 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	12,238	12,042
Accumulated other comprehensive income, net of tax	2,655	2,325
Retained earnings	48,497	47,434
Total stockholders’ equity	63,390	61,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$599,455	$566,876

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share data)	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$5,791	$6,516	$17,458	$19,187
Investment securities
Taxable	1,051	1,225	3,165	4,094
Exempt from federal income tax	282	290	844	924
Federal funds sold	22	12	34	285
Total interest income	7,146	8,043	21,501	24,490
INTEREST EXPENSE
Deposits	1,736	2,213	5,213	7,636
Other borrowings	70	131	223	384
Total interest expense	1,806	2,344	5,436	8,020
NET INTEREST INCOME	5,340	5,699	16,065	16,470
Provision for loan losses	1,320	760	2,220	760
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,020	4,939	13,845	15,710
NON-INTEREST INCOME
Service charges on deposits	770	797	2,259	2,322
Other	184	166	563	546
Gain on sale of assets	74	327	193	455
Total non-interest income	1,028	1,290	3,015	3,323
NON-INTEREST EXPENSES
Salaries	1,897	2,058	5,769	5,938
Payroll taxes and employee benefits	447	445	1,426	1,400
Write-down of other real estate owned	541	1,369	914	1,369
Bank premises and equipment	234	253	718	782
Occupancy	179	187	592	573
State business taxes	93	111	285	337
Advertising	163	229	536	598
Other	1,163	1,016	3,953	2,870
Total non-interest expenses	4,717	5,668	14,193	13,867
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAX	331	561	2,667	5,166
PROVISION (BENEFIT) FOR INCOME TAX
Provision (benefit) for income tax	30	(83)	280	918
Deferred	—	—	—	(7)
Total provision (benefit) for income tax	30	(83)	280	911
NET INCOME	$301	$644	$2,387	$4,255
BASIC EARNINGS PER SHARE	$0.51	$1.10	$4.07	$6.94
DILUTED EARNINGS PER SHARE	$0.51	$1.09	$4.04	$6.89
DIVIDENDS DECLARED PER SHARE	$0.00	$0.00	$2.25	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Nine months ended September 30, 2009 and 2008

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2008	670,997	$13,564	$694	$58,425	$72,683
Comprehensive income:
Net income	—	—	—	4,255	4,255	$4,255
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $178	—	—	(347)	—	(347)	(347)
Total other comprehensive loss						(347)
Comprehensive income						$3,908
Cash dividend declared, $2.25 per share	—	—	—	(1,323)	(1,323)
Common stock redemption	(85,022)	(1,721)	—	(13,583)	(15,304)
Stock compensation expense and restricted stock awards	100	146	—	—	146
BALANCE, September 30, 2008	586,075	$11,989	$347	$47,774	$60,110

BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	2,387	2,387	$2,387
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of taxes of $170	—	—	330	—	330	330
Total other comprehensive income						330
Comprehensive income						$2,717
Cash dividend declared, $2.25 per share	—	—	—	(1,324)	(1,324)
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	385	192	—	—	192
BALANCE, September 30, 2009	586,695	$12,238	$2,655	$48,497	$63,390

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(dollars in thousands)
Nine months ended September 30,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,387	$4,255
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	2,220	760
Write-down of other real estate owned	914	1,369
Depreciation	632	663
(Gain) loss on sale of premises and equipment	8	(232)
Gains on sale of loans held-for-sale	(193)	(223)
Amortization of investment security premiums and discounts, net	(139)	(178)
Provision for deferred income taxes	—	(7)
Stock compensation for employee services	192	146
Changes in operating assets and liabilities
Originations of loans held for sale	(14,133)	(15,892)
Proceeds for sales of loans held for sale	14,263	16,115
Decrease (increase) in interest receivable	(176)	352
Decrease (increase) in other assets	532	(173)
Decrease in other liabilities	(854)	(1,939)
Net cash flows from operating activities	5,653	5,016
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities – available-for-sale	21,087	38,841
Purchases of investment securities – available-for-sale	(26,946)	(20,445)
Proceeds from maturities of investment securities – held-to-maturity	5,584	5,872
Purchases of investment securities – held-to-maturity	(9,077)	(2,127)
Net decrease (increase) in federal funds sold & interest-bearing bank balances	(41,108)	41,195
Net decrease (increase) in loans	13,643	(46,028)
Purchase of premises and equipment	(131)	(289)
Capitalized expenditures for improvements to other real estate owned	(136)	(39)
Proceeds from sale or disposal of premises and equipment	—	301
Net cash flows from investing activities	(37,084)	17,281
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	18,333	(1,242)
Net increase (decrease) in time deposits	30,350	(32,273)
Amount paid for redemption of common stock	—	(15,304)
Net increase (decrease) in other borrowings	(16,839)	27,001
Proceeds from exercise of stock options	4	—
Cash dividends	(1,324)	(1,323)
Net cash flows from financing activities	30,524	(23,141)
NET CHANGE IN CASH AND DUE FROM BANKS	(907)	(844)
CASH AND DUE FROM BANKS, beginning of period	11,954	16,641
CASH AND DUE FROM BANKS, end of period	$11,047	$15,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$266	$1,417
Cash paid during the period for interest	5,364	8,293
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	1,309	6,946

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results anticipated for the year ending December 31, 2009. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2008 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

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

Note 4:   SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued.  Bancorp has evaluated subsequent events for potential recognition or disclosure through November 13, 2009, which is the date the financial statements were issued.

Note 5:   NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the FASB launched the Accounting Standards Codification (ASC), a structural overhaul to U.S. GAAP that changes from a standards-based model to a topically based model.  The topics are organized by ASC number and are updated with an Accounting Standards Update (ASU). The Codification is the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009.  It supersedes all authoritative literature in Levels A-D of the U.S. GAAP hierarchy.

FASB ASC Topic 820-10-50, “Interim Disclosures about Fair Value of Financial Instruments”.  The guidance requires publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements.  The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on the consolidated financial statements.

FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities in the financial statements. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on the consolidated financial statements.

Note 6:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except share and per share amounts)	2009	2008	2009	2008
Numerator:
Net income	$301	$644	$2,387	$4,255
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	586,658	586,038	586,566	612,682
Effect of dilutive securities:
Stock options and unvested restricted stock grants	3,141	5,112	4,168	4,902
Denominator for diluted earning per share - Weighted average shares outstanding	589,799	591,150	590,734	617,584
Basic earnings per share	$0.51	$1.10	$4.07	$6.94
Diluted earnings per share	$0.51	$1.09	$4.04	$6.89

Note 7:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at September 30, 2009, there were 68,710 common shares available for grant. Total equity compensation expense was $192,000 and $146,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The following assumptions were used in arriving at the fair value of options granted for the nine months ended September 30, 2009:

Employee options
Expected price volatility	18.41%
Risk-free interest rate	2.05%
Dividend yield on underlying stock	2.30%
Weighted-average expected life in years	7.00

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to options outstanding during the nine months ended September 30, 2009. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,331	$170.48	7.69	$541
Granted	10,455	195.00	10.00	—
Exercised	25	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2009	28,761	$179.40	7.83	$161
Exercisable at September 30, 2009	6,282	$167.54	6.71	$110

The unrecognized share-based compensation cost relating to stock option expense at September 30, 2009 is $597,000, which will be recognized over the remaining vesting schedule through 2014. The weighted average grant date fair value of options granted during 2009 was $30.78 per share.

Stock Awards: Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at September 30, 2009 was $180,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the nine months ended September 30, 2009.   The total intrinsic value of stock awards exercised and vested during the nine months ended September 30, 2009 was $73,000.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the nine months ended September 30, 2009.

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,159	3.61	$432
Granted	—	—	—
Vested	385	—	73
Forfeited	—	—	—
Outstanding at September 30, 2009	1,774	2.95	$328
Exercisable at September 30, 2009	—	—	—

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2008 contained in the Annual Report on Form 10-K.

Note 8:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$35,526	$386	$—	$35,912
Mortgage-backed securities	58,870	3,200	—	$62,070
State and political subdivisions	10,726	448	11	$11,163
Total available-for-sale	105,122	4,034	11	109,145
Held-To-Maturity Securities
State and political subdivisions	40,011	999	441	40,569
Total held-to-maturity	40,011	999	441	40,569
Total investment securities	$145,133	$5,033	$452	$149,714

December 31, 2008

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$28,669	$857	$—	$29,526
Mortgage-backed securities	59,316	2,525	—	61,841
State and political subdivisions	11,140	218	78	11,280
Total available-for-sale	99,125	3,600	78	102,647
Held-To-Maturity Securities
State and political subdivisions	36,518	167	87	36,598
Total held-to-maturity	36,518	167	87	36,598
Total investment securities	$135,643	$3,767	$165	$139,245

The following tables show the aggregate gross unrealized losses and fair value of securities with an amortized cost greater than the fair value as of the dates indicated;

September 30, 2009

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
State and political subdivisions	$—	$—	$486	$11	$486	$11
Total available-for-sale	—	—	486	11	486	11
Held-To-Maturity Securities
State and political subdivisions	14,010	441	—	—	14,010	441
Total held-to-maturity	14,010	441	—	—	14,010	441
Total investment securities	$14,010	$441	$486	$11	$14,496	$452

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
State and political subdivisions	$904	$78	$—	$—	$904	$78
Total available-for-sale	904	78	—	—	904	78
Held-To-Maturity Securities
State and political subdivisions	6,547	74	4,544	13	11,091	87
Total held-to-maturity	6,547	74	4,544	13	11,091	87
Total investment securities	$7,451	$152	$4,544	$13	$11,995	$165

At September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that Bancorp will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Bancorp believes that the decline in fair value is temporary, with no permanent sector or issuer credit concerns or impairments.  Accordingly, Bancorp did not recognize any other-than-temporary impairment losses for the nine months ended September 30, 2009.  Any declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary would be reflected in earnings as realized losses. At September 30, 2009, Bancorp held 1 security in the available-for-sale portfolio and no security in the held-to-maturity portfolio that had an unrealized loss for more than one year.

Note 9:   ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Nine months ended,
(dollars in thousands)	2009	2008	2009	2008
Allowance as of beginning of period	$5,629	$4,051	$5,450	$4,535
Provision for loan losses	1,320	760	2,220	760
Charge-offs	(1,221)	(465)	(2,031)	(1,099)
Recoveries	70	27	159	177
Net charge-offs	(1,151)	(438)	(1,872)	(922)
Balance at end of period	$5,798	$4,373	$5,798	$4,373
Ratio of net charge-offs to average loans during the period	(1.22)%	(0.46)%	(0.65)%	(0.34)%
Ratio of allowance to net loans at end of period	1.54%	1.12%	1.54%	1.12%
Ratio of non-performing loans to allowance	184.58%	14.43%	184.58%	14.43%

Impaired loans were $12.4 million and $5.5 million, respectively at September 30, 2009 and December 31, 2008.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2009: (dollars in thousands)

Unfunded commitments to extend credit	$64,255
Credit card arrangements	11,353
Commitments to fund municipal warrants	4,083
Standby letters of credit	2,147

Note 11:   INCOME TAXES

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

FASB ASC 740, “Accounting for Uncertainty in Income Taxes” — seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

Note 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820-10-50, “Interim Disclosures About Fair Value of Financial Instruments” requires disclosures of the fair value of financial asset and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair values have been determined by Bancorp using available market information and appropriate valuation methodologies and considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement on the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

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

Loans — The fair values for variable-rate loans that reprice frequently are based on carrying values. The fair values of fixed-rate commercial, real estate mortgage, installment, and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers.

Deposits — The fair values disclosed for demand, savings, and money market accounts are equal to their carrying amounts. The fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

Off-Balance-Sheet Instruments — Commitments to extend credit and standby letters of credit represent the principal categories of off-balance financial instruments (See Note 10).  The fair value of these instruments is not considered material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose Bancorp to significant gains or losses.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Bancorp’s financial instruments at September 30, 2009 are as follows:

	September 30, 2009
	Carrying
(dollars in thousands)	Amount	Fair Value
Financial Assets
Cash and due from banks	$11,047	$11,047
Federal funds sold and Interest-bearing bank balances	41,108	41,108
Investment securities	149,156	149,714
Net loans	376,603	376,656
Accrued interest receivable	2,606	2,606

Financial Liabilities
Demand and savings deposits	326,734	326,734
Time deposits	191,487	193,065
Other borrowings	15,826	15,826
Accrued interest payable	413	413

Note 13:  FAIR VALUE MEASUREMENTS

FASB ASC 820 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows assets measured at fair value on a recurring basis as of September 30, 2009.

(dollars in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$109,145	$—	$109,145	$—
Total	$109,145	$—	$109,145	$—

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

The table below shows assets measured at fair value on a non-recurring basis as of September 30, 2009.

(dollars in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,049	$—	$—	$12,049
Other real estate owned	$6,537	$—	$—	$6,537
Total	$18,586	$—	$—	$18,586

Impaired Loans — Impaired loans are reported at the lower of the recorded amount of the loan or fair value of the underlying collateral, if the loan is collateral dependent.  Impaired loans with a carrying amount of $13.6 million were written down to their fair value to $12.0 million, resulting in a $1.6 million charge or reserve allocation to the allowance for loan losses for the nine months ended September 30, 2009.

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and at least annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses. Other real estate owned with a carrying amount of $7.5 million, were written down to their fair value of $6.5 million, resulting in write-downs of $914,000, which was charged against earnings for the nine months ended September 30, 2009.

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

OVERVIEW

Net income was $301,000 and $644,000 for the quarters ended September 30, 2009 and 2008 with diluted earnings per share at $0.51 and $1.09, respectively. Net income was $2.4 million and $4.3 million for the nine months ended September 30, 2009 and 2008 with diluted earnings per share at $4.04 and $6.89, respectively.  The decreases in net income were primarily attributable to decreased net interest income, increased FDIC insurance premiums and increased provisions for loan losses partially offset by decreases in write-downs on other real estate owned.

Annualized return on average assets was 0.20 percent and 0.55 percent for the quarter and nine months ending September 30, 2009 compared to 0.45 percent and 0.99 percent during the same time periods in 2008.  Annualized return on average equity was 1.90 percent and 5.04 percent for the quarter and nine months ending September 30, 2009 compared to 4.33 percent and 8.87 percent, respectively, for the same time periods in 2008.

The provision for loan losses was $1.3 million and $2.2 million for the quarter and nine months ended September 30, 2009 compared to $760,000 for both periods in 2008. The increase in the provision is primarily attributable to the deteriorating economy, internal downgrades of credit within the loan portfolio and increased charge-offs.  The provisions increased Bancorp’s total allowance for loan losses to 1.54 percent of net loans at September 30, 2009 compared to 1.12 percent at September 30, 2008.  For the quarter and nine months ended September 30, 2009, respectively, net charge-offs were $1.2 million and $1.9 million compared to $438,000 and $922,000 for the like periods in 2008.

Non-interest expense was $4.7 million and $14.2 million for the quarter and nine months ended September 30, 2009 compared to $5.7 million and $13.9 million in the like periods in 2008.  For the 2009 quarter compared to the 2008 quarter, the decrease was attributable to an $828,000 decrease in write-downs of other real estate owned and a $161,000 decrease in salaries which was partially offset by a $202,000 increase in FDIC insurance premiums.  For the nine months ended September 30, 2009, compared to the like period in 2008, the increase was attributable to a $211,000 increase in other costs related to other real estate owned and a $936,000 increase in FDIC insurance premium assessments including a $260,000 special assessment which was partially offset by a $455,000 decrease in write-downs of other real estate owned and a $169,000 decrease in salaries.

Total assets increased to $599.5 million at September 30, 2009, compared to $566.9 million at December 31, 2008.  The increase was primarily due to deposit growth of $48.7 million.  Net loans decreased by $17.2 million or 4.4 percent to $376.6 million at September 30, 2009, compared to $393.8 million at December 31, 2008.  This decrease was primarily in commercial and agricultural loans.

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

Net interest income was $5.3 million and $16.1 million for the quarter and nine months ended September 30, 2009 compared to $5.7 million and $16.5 million for the like periods in 2008.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  For the quarter ended September 30, 2009, the net interest margin decreased to 3.81 percent from 4.29 percent for the like period in 2008.  For the nine months ended September 30, 2009, the net interest margin decreased to 3.94 percent from 4.08 percent for the like period in 2008.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans was $5.8 million and $17.5 million for the quarter and nine months ended September 30, 2009 compared to $6.5 million and $19.2 for the like periods in 2008.  For the current quarter, this decrease was primarily a result of the current interest rate environment which decreased the loan yield from 6.82 percent to 6.06 percent. For the nine months ended September 30, 2009, loan yields decreased to 6.06 percent from 7.00 percent compared to the like period in 2008. This was partially offset by an $18.9 million increase in the average loan balance.

Interest earned on investments, interest-bearing bank balances and federal funds sold decreased $172,000 and $1.3 million for the quarter and nine months ended September 30, 2009 compared to the like periods in 2008. For the quarter ended September 30, 2009, the decrease was attributable to a decrease in yield partially offset by an increase in average balances.  The decrease in the average yield resulted as Bancorp had a larger proportion of securities invested in lower-yielding federal funds sold.  For the nine months ended September 30, 2009, the decrease was the result of both decreases in yield and in average balances.

Interest- bearing liabilities

Interest expense decreased to $1.8 million and $5.4 million from $2.3 million and $8.0 million for the quarter and nine months ended September 30, 2009 and 2008. These decreases were a result of a 60 basis point and an 83 basis point decrease in the cost of funds for the quarter and nine months ended September 30, 2009 compared to 2008. The majority of our deposits are short term and re-price within a twelve month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $207,000 and $646,000 for the quarter and nine months ended September 30, 2009, and $243,000 and $787,000 for the quarter and nine months ended September 30, 2008, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2009			2008
	Average		Yield	Average		Yield
Three months ended Sept. 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold and interest- bearing bank balances	$34,140	$22	0.26%	$1,085	$12	4.40%
Taxable investment securities	93,918	1,051	4.44	99,282	1,225	4.91
Tax exempt securities	49,314	282	2.27	48,490	290	2.38
Loans	378,955	5,791	6.06	380,087	6,516	6.82
Total interest-earning assets	556,327	7,146	5.10%	528,944	8,043	6.05%
Non-interest earning assets	32,278			37,384
Total assets	$588,605			$566,328

Liabilities and Stockholders’ Equity
Interest-bearing demand	$89,187	$81	0.36%	$87,414	$120	0.55%
Savings and money market	165,315	405	0.97	149,802	523	1.39
Certificates of deposit	188,232	1,250	2.63	170,368	1,570	3.67
Total interest-bearing deposits	442,734	1,736	1.56	407,584	2,213	2.16
Other borrowings	16,117	70	1.72	24,324	131	2.14
Total interest-bearing deposits & liabilities	458,851	1,806	1.56%	431,908	2,344	2.16%
Non interest-bearing demand deposits	64,353			72,464
Other non-interest-bearing liabilities	2,055			2,482
Total liabilities	525,259			506,854
Stockholders’ equity	63,346			59,474
Total liabilities and stockholders equity	$588,605			$566,328
Net interest income		$5,340			$5,699
Interest rate spread			3.53%			3.89%
Net interest margin			3.81%			4.29%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2009			2008
	Average		Yield	Average		Yield
Nine months ended Sept. 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold and interest- bearing bank balances	$20,798	$34	0.22%	$13,476	$285	2.82%
Taxable investment securities	90,765	3,165	4.66	110,224	4,094	4.96
Tax exempt securities	48,499	844	2.33	49,775	924	2.48
Loans	385,071	17,458	6.06	366,155	19,187	7.00
Total interest-earning assets	545,133	21,501	5.27%	539,630	24,490	6.06%
Non-interest earning assets	32,525			36,168
Total assets	$577,658			$575,798

Liabilities and Stockholders’ Equity
Interest-bearing demand	$88,327	$230	0.35%	$89,157	$373	0.56%
Savings and money market	161,385	1,193	0.99	147,282	1,561	1.42
Certificates of deposit	176,718	3,790	2.87	179,971	5,702	4.23
Total interest-bearing deposits	426,430	5,213	1.63	416,410	7,636	2.46
Other borrowings	18,562	223	1.61	19,769	384	2.59
Total interest-bearing deposits & liabilities	444,992	5,436	1.63%	436,179	8,020	2.46%
Non interest-bearing demand deposits	67,476			72,775
Other non-interest-bearing liabilities	2,042			2,888
Total liabilities	514,510			511,842
Stockholders’ equity	63,148			63,956
Total liabilities and stockholders equity	$577,658			$575,798
Net interest income		$16,065			$16,470
Interest rate spread			3.64%			3.61%
Net interest margin			3.94%			4.08%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended Sept. 30,			Nine months ended Sept. 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands except per share amounts)	Rate	Volume	Total	Rate	Volume	Total
Interest-Earning Assets
Federal funds sold and interest- bearing bank balances	$(87)	$97	$10	$(418)	$167	$(251)
Investment securities	(146)	(36)	(182)	(294)	(715)	(1,009)
Loans	(706)	(19)	(725)	(3,159)	1,430	(1,729)
Total net change in income on Interest-earning assets	(939)	42	(897)	(3,871)	882	(2,989)
Interest-Bearing Liabilities
Deposits	(1,161)	684	(477)	(2,455)	32	(2,423)
Other borrowings	(22)	(39)	(61)	(139)	(22)	(161)
Total net change in expense on Interest-bearing liabilities	(1,183)	645	(538)	(2,594)	10	(2,584)
Net change in net interest income	$244	$(603)	$(359)	$(1,277)	$872	$(405)

PROVISION FOR LOAN LOSSES        The provision for loan losses was $1.3 million and $2.2 million for the quarter and nine months ended September 30, 2009 compared to $760,000 for loan losses for both periods in 2008. The increase in provision is primarily attributable to the deteriorating economy, internal downgrades of credit within the loan portfolio and increased charge-offs.

For the quarter and nine months ended September 30, 2009, net charge-offs were $1.2 million and $1.9 million compared to $438,000 and $922,000 for the like periods in 2008.  For the nine months ended, September 30, 2009, net charge-offs were comprised of $1.2 million charge-offs on construction and land development projects, $235,000 on commercial and industrial loans, and $227,000 on loans to individuals.  Charge-offs on 4 credit relationships accounted for 63 percent of charge-offs for the nine months ended September 30, 2009.

The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In the future, continued growth of the loan portfolio may or further declines in economic conditions and real estate values could increase future provisions for loan losses and impact Bancorp’s net income. Additional discussion on loan quality and the allowance for loan losses is provided under Allowance for Loan Losses and Asset Quality.

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $1.0 million and $3.0 million for the quarter and nine months ended September 30, 2009 compared to $1.3 million and $3.3 million for the same time periods in 2008. The decreases were primarily attributable to a gain on the sale of bank owned property recognized in the third quarter of 2008.

NON-INTEREST EXPENSE              Non-interest expense was $4.7 million and $14.2 million for the quarter and nine months ended September 30, 2009 compared to $5.7 million and $13.9 million in the like periods in 2008.  For the 2009 quarter, the decrease was attributable to an $828,000 decrease in write-downs of other real estate owned and a $161,000 decrease in salaries which was partially offset by a $202,000 increase in FDIC insurance premiums.

For the nine months ended September 30, 2009, the increase was attributable to a $211,000 increase in other costs related to other real estate owned and a $936,000 increase in FDIC insurance premium assessments including a $260,000 special assessment which was partially offset by a $455,000 decrease in write-downs of other real estate owned and a $169,000 decrease in salaries. Increased FDIC insurance premium assessments are the result of losses incurred by the Deposit Insurance Fund and not directly correlated to Bancorp’s performance.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2009 was 74.1 percent and 74.4 percent compared to 81.1 percent and 70.1 percent for the same time periods in 2008.

INCOME TAX EXPENSE        Income tax expense for the quarter and nine months ended September 30, 2009 was $30,000 and $280,000 compared to an $83,000 benefit and $911,000 expense for the quarter and nine months ended September 30, 2008, respectively. Bancorp’s effective tax rates were 10.5 percent and 17.6 percent for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of September 30, 2009, Bancorp had $51.2 million in tax-exempt securities compared to $48.4 million as of September 30, 2008.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $599.5 million at September 30, 2009 compared to $566.9 million at December 31, 2008.  This increase was primarily due to a $48.7 million increase in deposits to $518.2 million. Net loans decreased $17.2 million to $376.6 million during the same time period.

INVESTMENT SECURITIES, INTEREST-BEARING BANK BALANCES AND FEDERAL FUNDS SOLD     Total investment securities, including federal funds sold and interest-bearing bank balances increased to $190.3 million at September 30, 2009 compared to $139.2 million at December 31, 2008. Interest-bearing account balances at the Federal Reserve increased to $41.1 million at September 30, 2009. This increase resulted primarily from the growth in deposits.

The available-for-sale investment portfolio is comprised of 56.9 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities, 10.2 percent of state and municipals and 32.9 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases for the quarter and nine months ended September 30, 2009, respectively, were $24.5 million and $36.0 million.  Security maturities, calls, and pay-downs were $11.4 million and $26.7 million for the quarter and nine months ended September 30, 2009, respectively.

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity, are show in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities are not all due at a single maturity date, therefore, they are disclosed separately.

	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$3,702	$3,791	$4,081	$4,103
1-5 years	24,814	25,298	14,646	15,033
5-10 years	15,832	16,047	9,115	9,161
Over 10 years	1,904	1,939	12,169	12,272
Mortgage-backed securities	58,870	62,070	—	—
Total investment securities	$105,122	$109,145	$40,011	$40,569

LOANS        Net loans decreased 4.4 percent to $376.6 million at September 30, 2009 compared to $393.8 million at December 31, 2008.  This decrease was primarily in commercial and agricultural loans. Net loans represented 62.8 percent of total assets at September 30, 2009.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 69.1% of total loans at September 30, 2009.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms. Bancorp is committed to providing competitive commercial real estate lending within our primary market areas.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Real estate – residential & commercial	$250,877	65.4%	$258,958	64.7%
Real estate construction	14,203	3.7%	17,470	4.4%
Commercial, industrial & agricultural	62,785	16.4%	79,819	19.9%
Consumer	55,603	14.5%	44,224	11.0%
Total loans	383,468	100%	400,471	100%
Less:
Allowance for loan losses	5,798		5,450
Deferred loan fees	1,067		1,246
Net loans	$376,603		$393,775

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of September 30, 2009.  At September 30, 2009, Bancorp’s real estate portfolio included $162.3 million in non-farm non-residential real estate loans of which $97.4 million is owner occupied, $51.7 million in raw land, land development and construction loans and $57.7 million in one-to-four family residential loans.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $5.8 million or 1.54 percent of net loans as of September 30, 2009 compared to $5.5 million or 1.38 percent of net loans as of December 31, 2008. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.

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

•                  A specific allowance is calculated based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure.

•                  The general allowance is calculated by applying a loss percentage factor to the different loan types and the different risk gradings. The methodology is based on historical loss experience by type of loan with adjustments for current events and conditions.  Bancorp’s process is designed to account for credit deterioration as it occurs.  The adjustments are a result of management’s judgment about risks inherent in the portfolio and include such factors as  loan quality trends, levels of and trends of non-accrual loans, past due loans, potential problem loans, criticized loan balances, net charge-offs and current economic and business conditions, among other factors.

•                  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the loan portfolio. The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Commercial, industrial & agricultural	$1,286	$1,682	$904
Real estate-residential & commercial	3,209	2,656	2,342
Consumer	642	395	375
Unallocated	661	717	752
Total	$5,798	$5,450	$4,373

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Nine months ended,
(dollars in thousands)	2009	2008	2009	2008
Allowance as of beginning of period	$5,629	$4,051	$5,450	$4,535
Provision for loan losses	1,320	760	2,220	760
Charge-offs	(1,221)	(465)	(2,031)	(1,099)
Recoveries	70	27	159	177
Net charge-offs	(1,151)	(438)	(1,872)	(922)
Balance at end of period	$5,798	$4,373	$5,798	$4,373
Ratio of net charge-offs to average loans during the period	(1.22)%	(0.46)%	(0.65)%	(0.34)%
Ratio of allowance to net loans at end of period	1.54%	1.12%	1.54%	1.12%
Ratio of non-performing loans to allowance	184.58%	14.43%	184.58%	14.43%

Credit Risk Management

The extension of credit to individuals and businesses is a significant portion of Bancorp’s principal business activity and requires ongoing portfolio and credit management.  Bancorp has established lending policies and procedures to manage and monitor risk. These lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals and loan approval limits. In addition, Bancorp monitors its loan portfolio for potential risk of loss according to an internal risk-grading system and monitors its credit quality to identify potential problem credits and any loss exposure in a timely manner.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned. At September 30, 2009, non-performing assets increased to $17.2 million or 2.88 percent of total assets compared to $11.1 million or 1.96 percent as of December 31, 2008.

Non-accrual and other problem loans - Bancorp’s policy is to discontinue the accrual of interest on all loans that are 90 days or more past due and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans increased to $10.7 million as of September 30, 2009 compared to $5.5 million as of December 31, 2008 with $1.4 million of the December balance transferring into other real estate owned during 2009.  In addition, $5.8 million, representing 4 loan credit relationships, were put on non-accrual status during 2009.   Raw land, construction, and land development loans are the primary components of non-performing loans representing $6.2 million or 58% of non-performing loans as of September 30, 2009.

Potential problem loans —   Potential problem loans consist of loans that are currently performing, and not impaired, but for which management have identified as having a well defined weakness or weaknesses. These weaknesses may jeopardize the liquidation of the loan and are characterized by the distinct possibility that Bancorp may sustain some loss if the deficiencies creating the weaknesses are not corrected. These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of September 30, 2009, Bancorp had classified $11.7 million as other potential problem loans.

Other real estate owned —   Other real estate owned increased to $6.5 million at September 30, 2009 from $5.7 million at December 31, 2008.  During 2009, Bancorp foreclosed on two non-accrual credit relationships of $1.4 million. In addition, Bancorp transferred the former Boulevard branch to other real estate owned.  As of September 30, 2009, Bancorp held seven properties which represent four separate land development projects consisting of finished lots with a carrying balance of $4.9 million, two commercial real estate property with a carrying balance of $1.5 million, and a $169,000 raw land property.  To prepare certain properties for sell, the Bank capitalized $136,000 in property improvements during the nine months ended September 30, 2009.

Valuation of the property occurs when it is foreclosed upon and at least annually thereafter. For the quarter ended September 30, 2009, based on updated appraisals received on 3 land development projects, Bancorp recorded a write-down on other real estate owned of $541,000.  For the nine months, total write-downs were $914,000 for 4 land development projects. Bancorp plans to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans	$10,697	$5,456
Loans past due 90 days or more	5	—
Restructered Loans	—	—
Total non-performing loans	10,702	5,456
Other real estate owned	6,537	5,667
Total non-performing assets	$17,239	$11,123
Total non-performing loans to net loans	2.84%	1.39%
Total non-performing loans to total assets	1.79%	0.96%
Total non-performing assets to total assets	2.88%	1.96%

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

Total deposits increased to $518.2 million at September 30, 2009 compared to $469.5 million at December 31, 2008.  Within the total, core deposits increased $18.3 million and time deposits increased $30.4 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 63.0% and 65.6% of total deposits at September 30, 2009 and December 31, 2008, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$64,004	12.4%	$75,116	16.0%
Interest bearing demand	94,518	18.2%	87,091	18.5%
Money market	83,114	16.0%	69,548	14.8%
Savings	85,098	16.4%	76,646	16.3%
Time	179,430	34.6%	157,127	33.5%
Brokered time deposits	12,057	2.4%	4,010	0.9%
Total deposits	$518,221	100.0%	$469,538	100.0%

OTHER BORROWINGS  Borrowings consist of federal funds purchased which include discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  Total borrowings decreased to $15.8 million at September 30, 2009 compared to $32.7 million as of December 31, 2008.  Bancorp’s deposit growth during the 2009 year contributed to the $16.9 million reduction in Federal Funds purchased to zero as of September 30, 2009.

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

CAPITAL RESOURCES           Stockholders’ equity increased to $63.4 million at September 30, 2009 from $61.8 million at December 31, 2008.  Book value per share at September 30, 2009 was $108.05 compared to a book value of $105.41 at December 31, 2008.

Bancorp has only one class of stock, which is common stock and at September 30, 2009, there were 766 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the three and nine months ended September 30, 2009, Bancorp repurchased no shares of stock.

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

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of September 30, 2009 and December 31, 2008, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$66,162	14.79%	$35,777	> 8.00%	$44,721	>10.00%
Skagit State Bancorp, Inc.	$66,330	14.83%	$35,790	> 8.00%	$44,738	>10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$60,569	13.54%	$17,888	> 4.00%	$26,833	> 6.00%
Skagit State Bancorp, Inc.	$60,735	13.58%	$17,895	> 4.00%	$26,843	> 6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$60,569	10.30%	$23,524	> 4.00%	$29,404	> 5.00%
Skagit State Bancorp, Inc.	$60,735	10.33%	$23,524	> 4.00%	$29,404	> 5.00%

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$64,776	14.04%	$36,901	> 8.00%	$46,127	>10.00%
Skagit State Bancorp, Inc.	$64,926	14.07%	$36,913	> 8.00%	$46,141	>10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$59,326	12.86%	$18,451	> 4.00%	$27,676	> 6.00%
Skagit State Bancorp, Inc.	$59,476	12.89%	$18,456	> 4.00%	$27,684	> 6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$59,326	10.50%	$22,596	> 4.00%	$28,245	> 5.00%
Skagit State Bancorp, Inc.	$59,476	10.53%	$22,596	> 4.00%	$28,245	> 5.00%

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

As part of the Bank’s liquidity management, the Bank utilizes federal funds purchased to supplement the primary source of funds, which are deposits.  As a result, there could be fluctuations in these borrowing balances depending on short-term liquidity and longer-term financing needs of the Bank.  As of September 30, 2009, Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $52.1 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 72.7 percent at September 30, 2009 compared to 83.9 percent at December 31, 2008, as a result of the increase in deposits and the decrease in loans.

The turmoil in the credit markets during the last few years did not have a direct impact on Bancorp’s liquidity management practices. Access to our correspondent banks and the Federal Reserve remained open. Management believes that Bancorp’s liquidity position at September 30, 2009 was adequate to fund ongoing operations.

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

We cannot accurately predict the effect of the national economic situation on Bancorp’s future results of operations.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history.  The Company cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve.  Any further deterioration in the economies of the nation as a whole or in our markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects.  While it is impossible to predict how long these conditions may exist, the economic downturn could continue to present risks for some time for the industry and our company.

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

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By closely monitoring our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  As a result, future additions to the allowance at elevated levels may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit market and the inability to obtain or retain adequate money to fund continued loan growth at an acceptable cost may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, Bancorp also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to Bancorp.

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

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on Bancorp and its operations.  Additional legislation and regulations that could significantly affect Bancorp’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on Bancorp’s financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently these powers have been utilized more frequently due to the serious national, regional and local economic conditions Bancorp is facing.  The exercise of regulatory authority may have a negative impact on Bancorp’s financial condition and results of operations.

On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the United States Treasury Department (“Treasury”) with broad authority to implement action intended to help restore stability and liquidity to the U.S. financial markets.  The EESA also increased the amount of deposit account insurance coverage from $100,000 to $250,000 effective until December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

In early 2009, the Treasury also announced the Financial Stability Plan which, among other things, provides a new capital program called the Capital Assistance Program, which establishes a public-private investment fund for the purchase of troubled assets, and expands the Term Asset-Backed Securities Loan Facility.  The full effect of this broad legislation on the national economy and financial institutions, particularly on mid-sized institutions like Bancorp, cannot now be predicted.  In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions participating in the Treasury’s Troubled Asset Relief Program.  The SEC recently has proposed expanding some of the reforms in ARRA to apply to all public companies.  Other recent proposals include the Secretary of the Treasury’s June 17, 2009 proposal to fundamentally change the regulation of financial institutions, markets and products, and the Federal Reserve’s proposed guidance issued on October 22, 2009 regarding incentive compensation practices at institutions it regulates, including the Company.

In summary, numerous actions have been taken by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis.

Bancorp cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on Bancorp.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or to the extent the financial service industry’s reputation is damaged.

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

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The potential increase in FDIC insurance premiums could have a significant impact on Bancorp.

On May 22, 2009, the FDIC has imposed a special deposit insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $260,000.  This special assessment is in addition to the regular quarterly risk-based assessment.

The FDIC has recently proposed requiring insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and to increase the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund.  The prepayment would be collected on December 30, 2009, and would be accounted for as a prepaid expense amortized over the prepayment period.  Although the FDIC could exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and Bancorp would not expect to apply for an exemption.  If the proposed rule becomes final, the prepayment of premiums could have an adverse impact on our liquidity.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures.  There can be no assurance that there will not be additional significant deposit insurance premium increases or special assessments in order to restore the insurance fund’s reserve ratio.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 13, 2009	/s/ Cheryl R. Bishop
Cheryl R. Bishop
Chief Executive Officer

Dated:	November 13, 2009	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer