Form 10-K
period 2009-12-31
Skagit State Bancorp, Inc.
filed 2010-03-22
CIK 1366986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-52096

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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerate.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on NASDAQ.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the most recent second quarter), was $91.2 million (based on the June 30, 2009 market price of $195 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 19, 2010 was:

Title of Class	Number of Shares Outstanding
Common Stock, $0 Par Value	588,469

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the Annual Report to Stockholders for the year ended December 31, 2009 are incorporated by reference into Part II of this Annual Report.

2.               Portions of the Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

SKAGIT STATE BANCORP, INC.

2009 Annual Report on Form 10-K

PART I

Forward Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Annual Report on Form 10-K, or the documents incorporated by reference:

•                  the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio, including as a result of declines in the housing and real estate markets in our market areas;

•                  increased loan delinquency rates;

•                  the risks presented by a continued economic downturn, which could adversely affect credit quality, loan collateral values, investment values, liquidity levels, and loan originations;

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K or documents incorporated by reference. Bancorp does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that actual results are likely to differ materially from these expressed in such forward looking statement.

ITEM 1.                                                     BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”). Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Skagit State Bancorp, Inc. is regulated by the Federal Reserve Bank.  The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2009, Bancorp had 776 shareholders of record owning 588,469 shares of the Bancorp’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and eleven other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. Bancorp provides a full range of banking services and products to both businesses and individuals. Bancorp operates its main office in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  As of December 31, 2009, Bancorp had total assets of $647.9 million.

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

Additional information relating to “Loans” is set forth in the “Management Discussion and Analysis” section of the 2009 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

Additional information relating to “Deposits” is set forth in the “Management Discussion and Analysis” section of the 2009 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

Employees

As of December 31, 2009, Bancorp had 168 full-time equivalent employees.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to Skagit State Bancorp ( “Bancorp”) and Skagit State Bank (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. Recently, in light of the recent financial crisis, numerous proposals to modify or expand banking regulation have surfaced. Based on past history, if any are approved, they will add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. Bancorp is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Bancorp must file reports with and provide the Federal Reserve such additional information as it may require.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor the Bank may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank.  This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Washington corporation, Bancorp is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

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

Community Reinvestment.  The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Safety and Soundness Standards.  Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

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

Dividends

The principal source of Bancorp’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the Department of Financial Institutions.  Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on Bancorp’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

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

Leverage Ratio.  The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.”  Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404(a) of the Act relating to management control over financial reporting, has resulted in significant additional expense for Bancorp. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

Anti-terrorism Legislation

USA Patriot Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”).  Certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.  While the Patriot Act has had minimal effect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008. In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Deposit Insurance Assessments. The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points. The rule also gives the FDIC the authority to, as necessary, implement emergency special assessments to maintain the deposit insurance fund. In November 2009, the FDIC approved a final rule requiring all FDIC-insured depository institutions to prepay estimated quarterly assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepayment was collected on December 30, 2009, along with our regular quarterly deposit insurance assessments for the third quarter of 2009. For the fourth quarter of 2009 and 2010, the prepaid assessments was based on an institution’s total base assessment rate in effect on September 30, 2009. The rate will be increased by three basis points for 2011 and 2012 prepayments. The prepaid assessments will be accounted for as a prepaid expenses amortized over the three year period.

Troubled Asset Relief Program. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Bancorp received approval for participation in the CPP, but determined not to participate in light of its strong capital position.

Temporary Liquidity Guarantee Program.  In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components—the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 10 basis point surcharge through December 31, 2009, applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Beginning January 1, 2010, the surcharge will range from 15 to 25 basis point depending on the institution’s risk category. The Transaction Account Guarantee Program will expire on June 30, 2010. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Debt Guarantee Program has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. The Company and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Proposed Legislation

Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis, legislation reshaping the regulatory landscape for financial institutions has been proposed. A current proposal includes measures aimed to prevent another financial crisis like the one in 2008 by forming a regulatory body to protect the interest of consumer by preventing abusive and risky lending practices, increasing supervision and regulation on financial firms deemed too big to fail, giving shareholders an advisory vote on executive pay, and regulating complex derivatives instruments.  We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of Bancorp or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

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

Real estate loans comprise the largest category of loans and represent 66.4 percent of Bancorp’s total loans at December 31, 2009.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in our loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By closely monitoring our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  As a result, future additions to the allowance at elevated levels may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operations.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, Bancorp also relies on alternative funding sources through correspondent banking, and borrowing lines with the Federal Reserve Bank to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to Bancorp.

Fluctuating interest rates can adversely affect Bancorp’s profitability.

Bancorp’s profitability and cash flows are dependent to a large extent upon net interest income. Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest paid on deposits increases at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decrease faster than interest paid on deposits.

Competition in our market area may limit Bancorp’s future success.

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

As discussed more fully in the section entitled “Supervision and Regulation”, Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities.  In addition, as a publicly traded company, Bancorp is subject to regulation by the Securities and Exchange Commission.  Any change in applicable regulations or federal, state or local legislation could have a substantial impact on Bancorp and its operations.  Additional legislation and regulations that could significantly affect Bancorp’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on Bancorp’s financial condition and results of operations.  Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Recently these powers have been utilized more frequently due to the serious national, regional and local economic conditions Bancorp is facing.  The exercise of regulatory authority may have a negative impact on Bancorp’s financial condition and results of operations.

Bancorp cannot predict the actual effects of recent legislation or the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on Bancorp.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, and there may be additional future premium increases and special assessments.

The FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The potential increase in FDIC insurance premiums could have a significant impact on Bancorp.

The FDIC also has recently required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and increased the regular assessment rate by three basis points effective January 1, 2011, as a means of replenishing the deposit insurance fund.  The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period.

The FDIC also recently imposed a special deposit insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $260,000.  This special assessment was in addition to the regular quarterly risk-based assessment.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Any significant premium increases, special assessments or prepayment requirements could have a material adverse effect on our financial condition and results of operations.

There is little trading activity in Bancorp’s stock.

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

Bancorp owns the buildings and land occupied by twelve (12) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2009, the net book value of Bancorp’s premises and equipment was $10.9 million.

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

ITEM 4.                                                 REMOVED AND RESERVED

None.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp has only one class of stock, which is common stock and at December 31, 2009, there were 776 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur periodically.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. Bancorp did not repurchase any shares for year ended 2009.  The following table summarizes the Bancorp’s share repurchases for year ended 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - March 31, 2008	85,022	$180.00	—	—

(1)Represents shares that were purchased in a private purchase from one corporate owner.

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

Year Ended 12/31/2009

	Market Price		Cash Dividend
	High	Low	Declared
1st Qtr	$205.00	$161.00	$—
2nd Qtr	200.00	166.67	2.25
3rd Qtr	193.00	175.00	—
4th Qtr	185.00	150.00	1.25

Year Ended 12/31/2008

	Market Price		Cash Dividend
	High	Low	Declared
1st Qtr	$200.50	$180.00	$—
2nd Qtr	200.00	190.00	2.25
3rd Qtr	200.00	190.00	—
4th Qtr	200.00	167.00	2.25

The following table summarizes information about the Bank’s equity compensation plan as of December 31, 2009.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	30,325	$170.15	68,710

ITEM 6.                                                 SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2009 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

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

None

ITEM 9A(T).                        CONTROLS AND PROCEDURES AND CORPORATE GOVERNANCE

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

Changes in Internal Controls

The management of Bancorp has assessed the effectiveness of its internal control over financial reporting at December 31, 2009.  To make this assessment, Bancorp used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Bancorp believes that as of December 31, 2009, the internal control system over financial reporting met those criteria.

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

ITEM 9B.                                        OTHER INFORMATION

None

PART III

ITEM 10.                                          DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Directors” and “Compliance with Section 16(a) Filing Requirements” in Bancorp’s definitive 2010 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

For information regarding our code of ethics applicable to our principal executive officer and our principal financial officer see the section entitled “Corporate Governance — Code of Ethics” in Bancorp’s Proxy Statement which is incorporated herein by reference.  Information regarding Bancorp’s audit committee and financial expert appears under the section entitled “Meetings and Committees of the Board of Directors — Certain Committees of the Board of Directors” in our Proxy Statement and is incorporated by reference.

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

ITEM 14.                                          PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning principal accountant fees and services, see the section entitled “Independent Registered Public Accounting Firm” in Bancorp’s Proxy Statement that is incorporated herein by reference.

PART IV

ITEM 15.                                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)                    Schedules: None

(a)(3)                    Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007(2)

10.3*	2005 Incentive Stock Plan(3)

10.4*	Restricted Stock Agreement(3)

10.5*	Form of Stock Option Agreement(3)

13	Portions of the 2009 Annual Report

14	Code of Ethics (4)

23	Consent of Moss Adams

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Compensation plan or agreement.

(1)          Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, respectively of Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(2)          Incorporated by reference to Exhibit 10.2 of Bancorp’s 2007 Annual Report on Form 10-K.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 22, 2010	By:	/s/ Cheryl R. Bishop
Cheryl R. Bishop, President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2010.

/s/ Cheryl R. Bishop	President and Chief Executive Officer and Director
Cheryl R. Bishop	(Principal Executive Officer)

/s/ Carla F. Tucker	EVP/Chief Financial Officer
Carla F. Tucker	(Chief Accounting Officer)

/s/ B. Marvin Omdal	Chairman of the Board
B. Marvin Omdal

/s/ Gerald W. Christensen	Director
Gerald W. Christensen

/s/ Michael F. Janicki	Director
Michael F. Janicki

/s/ Richard N. Nelson	Director
Richard N. Nelson

/s/ Michael E. Pegram	Director
Michael E. Pegram

/s/ Daniel R. Peth	Director
Daniel R. Peth