Form 10-Q
period 2010-03-31
Skagit State Bancorp, Inc.
filed 2010-05-11
CIK 1366986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the issuer’s Common Stock outstanding at May 13, 2010 was 588,469.

SKAGIT STATE BANCORP, INC.

Item 1.   Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	March 31, 2010	December 31, 2009

ASSETS

ASSETS
Cash and due from banks	$10,102	$14,441
Federal funds sold	94,089	62,531
Investment securities
Available-for-sale, at fair value	115,727	118,561
Held-to-maturity, at amortized cost	40,725	40,298
Loans held for sale	661	574
Loans	389,457	393,532
Allowance for loan losses	(7,280)	(6,883)
Net loans	382,177	386,649
Bank premises and equipment, net	11,168	10,944
Other real estate owned	7,344	6,284
Accrued interest receivable	2,386	2,531
Other assets	4,958	5,075
TOTAL ASSETS	$669,337	$647,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$496,099	$471,597
Non-interest-bearing	71,763	73,839
Total deposits	567,862	545,436
Other borrowings	35,178	38,128
Other liabilities	1,615	1,467
Total liabilities	604,655	585,031

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 587,194 and 586,905 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	12,367	12,303
Accumulated other comprehensive income, net of tax	2,424	1,872
Retained earnings	49,891	48,682
Total stockholders’ equity	64,682	62,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,337	$647,888

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	For the three months ended March 31,
(dollars in thousands except per share data)	2010	2009

INTEREST INCOME
Interest and fees on loans	$5,640	$5,907
Investment securities
Taxable	1,018	1,070
Exempt from federal income tax	274	281
Federal funds sold	49	1
Total interest income	6,981	7,259
INTEREST EXPENSE
Deposits	1,520	1,734
Other borrowings	82	89
Total interest expense	1,602	1,823
NET INTEREST INCOME	5,379	5,436
Provision for loan losses	550	450
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,829	4,986
NON-INTEREST INCOME
Service charges on deposits	713	708
Other	181	200
Gain on sale of loans	51	52
Total non-interest income	945	960
NON-INTEREST EXPENSES
Salaries	1,905	1,981
Payroll taxes and employee benefits	496	515
Provision for other real estate owned losses	20	—
Bank premises and equipment	228	242
Occupancy	197	224
State business taxes	91	98
Advertising	157	149
Deposit Insurance	230	293
Other	1,023	1,036
Total non-interest expenses	4,347	4,538
INCOME BEFORE PROVISION FOR INCOME TAX	1,427	1,408
PROVISION FOR INCOME TAX
Provision for Income Tax	218	210
NET INCOME	$1,209	$1,198
BASIC EARNINGS PER SHARE	$2.06	$2.04
DILUTED EARNINGS PER SHARE	$2.05	$2.03

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Three months ended March 31, 2010 and 2009

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	1,198	1,198	$1,198
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $50	—	—	98	—	98	98
Total other comprehensive income						98
Comprehensive income						$1,296
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	285	64	—	—	64
BALANCE, March 31, 2009	586,595	$12,110	$2,423	$48,632	$63,165

BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	1,209	1,209	$1,209
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $284	—	—	552	—	552	552
Total other comprehensive income						552
Comprehensive income						$1,761
Stock compensation expense and restricted stock awards	289	64	—	—	64
BALANCE, March 31, 2010	587,194	$12,367	$2,424	$49,891	$64,682

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Three months ended March 31,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,209	$1,198
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	550	450
Provision for other real estate owned losses	20	—
Depreciation	212	219
Gains on sale of loans	(51)	(52)
Amortization of investment security premiums and discounts, net	(29)	(40)
Stock compensation for employee services	64	64
Changes in operating assets and liabilities
Originations of loans held for sale	(3,976)	(4,314)
Proceeds from sales of loans held for sale	3,940	4,560
Decrease (increase) in interest receivable	145	(56)
(Increase) decrease in other assets	(167)	689
(Decrease) increase in other liabilities	148	(1,327)
Net cash flows from operating activities	2,065	1,391
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities – available-for-sale	8,697	2,573
Purchases of investment securities – available-for-sale	(5,000)	—
Proceeds from maturities, calls, and principal payments of investment securities – held-to-maturity	1,032	355
Purchases of investment securities – held-to-maturity	(1,457)	(1,308)
Net increase in federal funds sold	(31,558)	(18,642)
Net decrease in loans	2,503	8,848
Purchase of premises and equipment	(97)	(52)
Capitalized expenditures for improvements to other real estate owned	—	(69)
Net cash flows from investing activities	(25,880)	(8,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	13,884	12,580
Net increase in time deposits	8,542	9,489
Net decrease in other borrowings	(2,950)	(17,377)
Proceeds from exercise of stock options	—	4
Net cash flows from financing activities	19,476	4,696
NET CHANGE IN CASH AND DUE FROM BANKS	(4,339)	(2,208)
CASH AND DUE FROM BANKS, beginning of period	14,441	11,954
CASH AND DUE FROM BANKS, end of period	$10,102	$9,746
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$375	$166
Cash paid during the period for interest	$1,663	$1,808
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$1,419	$1,163

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended  December 31, 2009 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

Note 2:  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Bancorp considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Bancorp’s financial statements. Management has identified specific accounting policies that due to judgments, estimates and assumptions and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial positions for the periods presented or in future periods.  These policies relate to the determination of the allowance for loan losses, deferred income taxes and the valuation of real estate owned and investment securities. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2009.

Note 3:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation. Such classifications have no affect on net income.

Note 4:  SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet.  Non-recognized subsequent events are events that provided evidence about conditions that did not exist at the date of the balance sheet, but arose after that date.

Note 5:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for Bancorp on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures had no impact on Bancorp’s financial position, results of operations, and earnings per share. Bancorp does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and earnings per share.

On February 24, 2010, the FASB issued ASU 2010-09, “Subsequent Events’ Amendments to Certain Recognition and Disclosure Requirements”.  ASU 2010-09 amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events. It requires most entities to evaluate subsequent events through the date the financial statements are issued and it exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The implementation of this guidance was effective for

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on the consolidated financial statements.

Note 6:  EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

(dollars in thousands except share and per share amounts)

Three months ended March 31,	2010	2009
Numerator:
Net income	$1,209	$1,198
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	587,043	586,443
Effect of dilutive securities:
Stock options and unvested restricted stock grants	1,472	4,985
Denominator for diluted earning per share Weighted average shares outstanding	588,515	591,428
Basic earnings per share	$2.06	$2.04
Diluted earnings per share	$2.05	$2.03

Note 7:  STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at March 31, 2010 there were 68,710 common shares available for grant. Total equity compensation expense was $64,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock Options: No grants of options were awarded for the quarter ended March 31, 2010.  All options granted during 2009 were Incentive Stock Options and were granted at a price equal to the market value of the stock on the grant date, have a term of 10 years and vest over a five year period.  Bancorp measures the fair value of each stock option at the date of the grant, using the Black Scholes option valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The unrecognized share-based compensation cost relating to stock option expense at March 31, 2010 was $461,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the three months ended March 31, 2010. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2010	28,761	$179.40	7.58	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2010	28,761	$179.40	7.33	$—
Exercisable at March 31, 2010	12,043	$173.21	6.75	$—

Stock Awards: Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation based on the amount the market price of Bancorp’s common stock exceeds the exercise price.  The unrecognized share-based compensation cost relating to restricted stock awards expense at March 31, 2010 was $188,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the three months ended March 31, 2010.   The total intrinsic value of stock awards exercised and vested during the months ended March 31, 2010 was $45,000.

The aggregate intrinsic value in the table above and following represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the three months ended March 31, 2010.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,564	2.80	$145
Granted	—	—	—
Vested	289	—	45
Forfeited	—	—	—
Outstanding at March 31, 2010	1,275	2.48	$204
Exercisable at March 31, 2010	—	—	—

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2009 contained in the Annual Report on Form 10-K.

Note 8:  INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$39,682	$266	$27	$39,921
Mortgage-backed securities	62,993	3,107	32	66,068
State and political subdivisions	9,379	382	23	9,738
Total available-for-sale	112,054	3,755	82	115,727
Held-To-Maturity Securities
State and political subdivisions	40,725	925	355	41,295
Total held-to-maturity	40,725	925	355	41,295
Total investment securities	$152,779	$4,680	$437	$157,022

December 31, 2009

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$39,698	$274	$132	$39,840
Mortgage-backed securities	66,640	2,556	200	68,996
State and political subdivisions	9,387	366	28	9,725
Total available-for-sale	115,725	3,196	360	118,561
Held-To-Maturity Securities
State and political subdivisions	40,298	889	626	40,561
Total held-to-maturity	40,298	889	626	40,561
Total investment securities	$156,023	$4,085	$986	$159,122

The following tables show the aggregate gross unrealized losses and fair value of securities with an amortized cost greater than the fair value as of the dates indicated;

March 31, 2010

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$7,037	$27	$—	$—	$7,037	$27
Mortgage-backed securities	10,817	32	—	—	10,817	32
State and political subdivisions	—	—	475	23	475	23
Total available-for-sale	17,854	59	475	23	18,329	82
Held-To-Maturity Securities
State and political subdivisions	—	—	12,951	355	12,951	355
Total held-to-maturity	—	—	12,951	355	12,951	355
Total investment securities	$17,854	$59	$13,426	$378	$31,280	$437

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$18,933	$132	$—	$—	$18,933	$132
Mortgage-backed securities	10,916	200	—	—	10,916	200
State and political subdivisions	$221	$1	$470	$27	$691	$28
Total available-for-sale	30,070	333	470	27	30,540	360
Held-To-Maturity Securities
State and political subdivisions	15,725	626	—	—	15,725	626
Total held-to-maturity	15,725	626	—	—	15,725	626
Total investment securities	$45,795	$959	$470	$27	$46,265	$986

In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair values has been less than cost, the financial condition and near-terms prospects of the issuer, and the intent and ability of Bancorp to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in costs. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If Bancorp intends to sell the security or it is more likely than not that it will be required to sell the security, the other-than-temporary impairment will be recognized in earnings equal to the entire difference between the cost basis and fair value.  If Bancorp does not intend to sell the security and it is not more likely than not that Bancorp will sell the security before recovery of its cost basis, the difference between the cost basis and fair value is reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income. The previous cost basis less the other-than-temporary impairment recognized in earnings becomes the new cost basis of the security.

Management has the ability and intent to hold securities classified as held-to-maturity until they mature, at which time Bancorp will receive full value for the securities.  In addition, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that Bancorp will not have to sell any such securities before a recovery of the cost basis.  At March 31, 2010, the unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Bancorp believes that the decline in fair value is temporary, with no permanent sector or issuer credit concerns or impairments.  Accordingly, management believes any impairments as of March 31, 2010 are temporary and thus, did not recognize any other-than-temporary impairment losses.

At March 31, 2010, Bancorp held one security in the available-for-sale portfolio and ten securities in the held-to-maturity portfolio that had an unrealized loss for more than one year.

Available-for-sale investment securities with a carrying value of $103.4 and $101.3 million  as of March 31, 2010 and December 31, 2009, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase, Treasury Tax and Loan payments, and Federal Reserve Bank discount window borrowings.

Note 9:  ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for the dates indicated.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses Activity

(dollars in thousands)

For the three months ended March 31,	2010	2009
Allowance as of beginning of year	$6,883	$5,450
Provision for loan losses	550	450
Charge-offs	(188)	(314)
Recoveries	35	51
Net (charge-offs) recoveries	(153)	(263)
Balance at end of period	$7,280	$5,637
Ratio of net charge-offs to average loans during the period	0.16%	0.27%
Ratio of allowance to net loans at end of period	1.90%	1.47%
Ratio of non-performing loans to allowance	139.22%	95.23%

Impaired loans were $22.4 million and $24.4 million, respectively at March 31, 2010 and December 31, 2009.

Note 10:  COMMITMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2010: (dollars in thousands)

Unfunded commitments to extend credit	$60,964
Credit card arrangements	11,652
Commitments to fund municipal warrants	3,303
Standby letters of credit	1,545

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

FASB ASC 740, “Accounting for Uncertainty in Income Taxes” seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  As a result of the implementation of ASC 740, Bancorp recognized no adjustments for unrecognized income tax benefits, all of which would affect Bancorp’s effective income tax rate if recognized.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

Note 12:  FAIR VALUE MEASUREMENTS

Disclosures regarding the fair value of financial asset and liabilities, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are required disclosures.  The estimated fair values have been determined by Bancorp using available market information and appropriate valuation methodologies and considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In that regard, the fair value estimates cannot be substantiated by

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparison to independent markets and, in many cases, could not be realized in immediate settlement on the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Bancorp.

Financial Instruments

Cash, Due From Banks, Federal Funds Sold, Other Borrowings and Accrued Interest Receivable and Payable —The carrying amount of these financial assets and liabilities approximates fair value.

Investment Securities — The securities classified as available for sale are reported at fair value utilizing Level 2 inputs. The fair values for held-to-maturity securities including fixed rate warrants and qualified zone academy bonds, included in state and political subdivisions investment securities, are estimated using discounted cash flow analysis using interest rates currently being offered for warrants of similar terms or the current qualified zone academy bond interest rates.

Loans — The fair value of loans is estimated by discounting anticipated future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality as of the balance sheet date.  An overall liquidity discount was also used for 2010 to reflect the decline of loan sales in the marketplace.  Impaired loans were not subjected to discounted cash flow analysis as they are already considered to be held at fair value.

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

The carrying amounts and estimated fair values of Bancorp’s financial instruments at March 31, 2010 are as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,102	$10,102	$14,441	$14,441
Federal funds sold	94,089	94,089	62,531	62,531
Investment securities	156,452	157,022	158,859	159,122
Net loans	382,177	357,178	386,649	361,780
Accrued interest receivable	2,386	2,386	2,531	2,531

Financial Liabilities
Demand and savings deposits	352,885	352,885	339,001	339,001
Time deposits	214,977	216,797	206,435	208,142
Other borrowings	35,178	35,178	38,128	38,128
Accrued interest payable	305	305	366	366

Fair Value Hierarchy

FASB ASC 820 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

Level 1 — Quoted prices for identical instruments in active markets that Bancorp has the ability to access at the measurement date.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Available-for-sale debt securities
U.S. government agencies	$39,921	$—	$39,921	$—
Mortgage-backed-securities	66,068	—	66,068	$—
State and political subdivisions	9,738	—	9,738	$—
Total	$115,727	$—	$115,727	$—

December 31, 2009
Available-for-sale debt securities
U.S. government agencies	$39,840	$—	$39,840	$—
Mortgage-backed-securities	68,996	—	68,996	$—
State and political subdivisions	9,725	—	9,725	$—
Total	$118,561	$—	$118,561	$—

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Impaired loans	$21,164	$—	$—	$21,164
Other real estate owned	7,344	—	—	7,344
Total	$28,508	$—	$—	$28,508

December 31, 2009
Impaired loans	$23,188	$—	$—	$23,188
Other real estate owned	6,284	—	—	6,284
Total	$29,472	$—	$—	$29,472

Impaired Loans — Impaired loans are reported at the lower of the recorded amount of the loan or fair value of the underlying collateral, if the loan is collateral dependent.  Impaired loans were written down $49,000 via partial charge-offs and in addition had specific reserve allocation increases of $127,000, which was recorded through the allowance for loan losses for the three months ended March 31, 2010.  Impaired loans were written down $1.7 million via partial charge-offs and in addition had specific reserve allocation increases of $1.3 million which was recorded through the allowance for loan losses for the twelve months ended December 31, 2009.

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses. Other real estate owned with a carrying amount of $7.4 million, were written down to their fair value of $7.3 million, resulting in write-downs of $20,000, which was charged against earnings for the three months ended March 31, 2010.  Other real estate owned with a carrying amount of $7.5 million, were written down to their fair value of $6.3 million, resulting in write-downs of $1.2 million, which was charged against earnings for the twelve months ended December 31, 2009.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2009 in the Annual Report on Form 10-K.

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

BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Company” or “Bancorp”).  Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 12 full service banking offices, a consumer loan center, and a business banking center located in Skagit, Snohomish and Whatcom counties.

OVERVIEW

Net income was $1.2 million for the quarters ended March 31, 2010, and 2009 with diluted earnings per share at $2.05 and $2.03, respectively.  The increase in net income was primarily attributable to a decrease in non-interest expenses which were partially offset by an increase in the provision for loan losses and a decrease in net interest income.  Annualized return on average assets was 0.75 percent and 0.86 percent for the quarters ended March 31, 2010, and 2009.  Annualized return on average equity was 7.69 percent and 7.77 percent for the quarters ending March 31, 2010, and 2009, respectively.

The provision for loan losses was $550,000 and $450,000 for the quarters ended March 31, 2010, and 2009. The increase in the provision is primarily attributable to the continued deterioration in the Pacific Northwest economy, declines in real estate values, and internal downgrades of credit within the loan portfolio. The provision for loan losses increased Bancorp’s total allowance for loan losses to 1.90 percent of net loans at March 31, 2010 compared to 1.78 percent at December 31, 2009.  For the quarter and ended March 31, 2010 and 2009, respectively, net charge-offs were $153,000 and $263,000.

Non-interest expense was $4.3 million for the quarter ended March 31, 2010 compared to $4.5 million in the like period in 2009.  For the 2010 quarter compared to the 2009 quarter, the decrease was primarily attributable to decreases in salary expenses and FDIC deposit insurance premiums.

Total assets increased to $669.3 million at March 31, 2010, compared to $647.9 million at December 31, 2009.  The increase was primarily due to deposit growth of $22.4 million.  Net loans decreased by $4.5 million or 1.2 percent to $382.2 million at March 31, 2010, compared to $386.6 million at December 31, 2009.  During 2010 and 2009, Bancorp continued to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

RESULTS OF OPERATIONS

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income. In addition, changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively.  Bancorp generates non-interest income primarily through fees and service charges on deposit accounts and gains on the sale of mortgage loans. Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expense, bank premises and equipment expenses and other operating expenses.

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

Net interest income was $5.4 million for the quarters ended March 31, 2010 and 2009.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of non-interest bearing liabilities.  For the quarter ended March 31, 2010, the net interest margin decreased to 3.53 percent compared to 4.13 percent for the like period in 2009.  The decrease is primarily due to a decrease in the average yield on securities and the negative impact of the change in the interest-earning asset composition with lower yielding federal funds sold comprising a higher percentage of total interest-earning assets.

Interest-earning assets

The largest component of interest income is interest earned on loans.  Total interest income earned from loans was $5.6 million for the quarter ended March 31, 2010 compared to $5.9 million for the like period in 2009.  For the current quarter, this decrease was primarily a result of the current interest rate environment which decreased the loan yield from 6.14 percent to 5.95 percent. Also contributing to the decline was a $5.7 million reduction in the average loans outstanding at March 31, 2010 compared to March 31, 2009.

Interest earned on investments and federal funds sold decreased $11,000 for the quarter ended March 31, 2010 compared to the like period in 2009. Total interest earned on securities decreased $59,000  and interest on federal funds sold increased $48,000.  The decrease in interest on securities was attributable to decreases in yield which resulted from the current interest rate environment; as securities were called or matured in 2010 and 2009, they were replaced with lower-yielding securities. The increase in interest on federal funds sold was a result of a $73.4 million increase in the average balance.  As of March 31, 2010, federal funds sold represented 37.55 percent of investments compared to 11.92 percent as of March 31, 2009.

Interest- bearing liabilities

Interest expense decreased to $1.6 million from $1.8 million for the quarters ended March 31, 2010 and 2009, respectively. The decrease was a result of a 46 basis point basis point decrease in the cost of funds including a 106 basis point decrease in time deposits, for the quarter ended March 31, 2010 compared to 2009. The majority of our deposits are short term and re-price within a twelve month period.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $174,000 and $223,000 for the quarter ended March 31, 2010 and 2009, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2010			2009
Three months ended March 31,	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$78,298	$49	0.25%	$4,948	$1	0.08%
Taxable investment securities	104,867	1,018	3.94	90,056	1,070	4.82
Tax exempt securities	49,614	274	2.24	48,255	281	2.36
Loans	384,601	5,640	5.95	390,280	5,907	6.14
Total interest-earning assets	617,380	6,981	4.59%	533,539	7,259	5.52%
Non-interest earning assets	35,957			32,234
Total assets	$653,337			$565,773

Liabilities and Stockholders’ Equity
Interest-bearing demand	$101,409	$84	0.34%	$87,139	$71	0.33%
Savings and money market	167,364	355	0.86	152,200	377	1.00
Certificates of deposit	210,840	1,081	2.08	166,056	1,286	3.14
Total interest-bearing deposits	479,613	1,520	1.29	405,395	1,734	1.73
Other borrowings	37,465	82	0.89	23,931	89	1.51
Total interest-bearing deposits & liabilities	517,078	1,602	1.26%	429,326	1,823	1.72%
Non interest-bearing demand deposits	71,007			71,809
Other non-interest-bearing liabilities	1,510			2,128
Total liabilities	589,595			503,263
Stockholders’ equity	63,742			62,510
Total liabilities and stockholders equity	$653,337			$565,773
Net interest income		$5,379			$5,436
Interest rate spread			3.33%			3.80%
Net interest margin			3.53%			4.13%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

(dollars in thousands except share data)

	Increase (Decrease) Due to
Three months ended March 31, 2010 vs. 2009	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$42	$6	$48
Investment securities	766	(825)	(59)
Loans	(85)	(182)	(267)
Total net change in income on interest earning assets	723	(1,001)	(278)
Interest-Bearing Liabilities
Deposits	1,275	(1,489)	(214)
Other borrowings	168	(175)	(7)
Total net change in expense on interest-bearing liabilities	1,443	(1,664)	(221)
Net change in net interest income	$(720)	$663	$(57)

PROVISION FOR LOAN LOSSES          The provision for loan losses was $550,000 and $450,000 for the quarters ended March 31, 2010, and 2009, respectively. The increase in provision was primarily attributable to the continued deterioration in the Pacific Northwest economy, declines in real estate values, and internal downgrades of credit within the loan portfolio. For the quarter ended March 31, 2010, net charge-offs were $153,000 compared to $263,000 for the like periods in 2009

The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of charge-offs through prudent underwriting standards. In the future, continued growth of the loan portfolio may or further declines in economic conditions and real estate values could increase future provisions for loan losses and impact Bancorp’s net income. Additional discussion on loan quality and the allowance for loan losses is provided under Allowance for Loan Losses and Asset Quality.

NON-INTEREST INCOME          Non-interest income, which consists primarily of fees and service charges on deposits and other income, was $945,000 and $960,000 for the quarters ended March 31, 2010 and 2009, respectively. The decrease of $15,000 was primarily attributable to reduced overdraft fees and non-sufficient funds fees collected.

NON-INTEREST EXPENSE          Non-interest expense was $4.3 million for the quarter March 31, 2010 compared to $4.5 million in the like period in 2009.  For the 2010 quarter, the decrease was attributable to decreases in salaries and FDIC insurance premiums.  FDIC insurance premiums decreased to $230,000 for the quarter ended March 31, 2010 compared to $293,000 for the like period in 2009.  Salary expense decreased 3.8% to $1.9 million for the quarter ended March 31, 2010 compared to $2.0 million for the like period in 2009.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter ended March 31, 2010 was 68.7 percent compared to 71.0 percent for the same time period in 2009.

INCOME TAX EXPENSE          Income tax expense for the quarter ended March 31, 2010 was $218,000 compared to $210,000 for the like quarter of 2009. Bancorp’s effective tax rates were 15.3 percent and 14.9 percent for the quarters ended March 31, 2010, and 2009, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of March 31, 2010, Bancorp had $50.5 million in tax-exempt securities compared to $48.9 million as of March 31, 2009.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $669.3 million at March 31, 2010 compared to $647.9 million at December 31, 2009.  This increase was primarily due to a $22.4 million increase in deposits to $567.9 million. Net loans decreased $4.5 million to $382.2 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Total investment securities, including federal funds sold, increased to $250.5 million at March 31, 2010 compared to $221.4 million at December 31, 2009. Federal funds sold increased to $94.1 million at March 31, 2010 from $62.5 million as of December 31, 2009. This increase resulted primarily from the growth in deposits.

The available-for-sale investment portfolio is comprised of 57.1 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities, 8.4 percent of state and municipals and 34.5 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases for the quarter ended March 31, 2010 were $6.5 million.  Security maturities, calls, and pay-downs were $9.7 million for the quarter ended March 31, 2010.

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities are not all due at a single maturity date, therefore, they are disclosed separately.

	2010
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$3,509	$3,570	$4,645	$4,651
1-5 years	36,161	36,641	14,100	14,403
5-10 years	7,891	7,951	9,906	10,200
Over 10 years	1,500	1,497	12,074	12,041
Mortgage-backed securities	62,993	66,068	—	—
Total investment securities	$112,054	$115,727	$40,725	$41,295

LOANS          Net loans decreased 1.2 percent to $382.2 million at March 31, 2010 compared to $386.6 million at December 31, 2009.  Net loans represented 57.1 percent of total assets at March 31, 2010.  During 2010 and 2009, Bancorp continued to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 66.9% of total loans at March 31, 2010.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Real estate — residential & commercial	$249,361	63.9%	$248,658	63.0%
Real estate construction	11,652	3.0%	13,261	3.4%
Commercial, industrial & agricultural	73,761	18.9%	76,716	19.4%
Consumer	55,604	14.2%	55,910	14.2%
Total loans	390,378	100%	394,545	100%
Less:
Allowance for loan losses	7,280		6,883
Deferred loan fees	921		1,013
Net loans	$382,177		$386,649

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of March 31, 2010.  At March 31, 2010, Bancorp’s real estate portfolio included $155.8 million in non-farm non-residential real estate loans of which $95.9 million is owner occupied. Total loans also included $51.1 million in raw land, land development and construction loans and $63.6 million in one-to-four family residential loans.

During 2006, the FDIC issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”.  The guidance set forth two thresholds to identify institutions with Commercial Real Estate (CRE) loan concentrations. Financial institutions are deemed to have a CRE concentration if  loans for construction, land development, and other land represent 100 percent or more of total  capital or if loans for construction, land development, and other land and loans secured by multifamily and nonfarm nonresidential property(excluding loans secured by owner-occupied properties) represent 300 percent or more of total capital. Bancorp’s construction, land development, raw land, multifamily and nonfarm nonresidential non-owner occupied real estate loans (total commercial real estate) were 170% and 198% of total risk based capital for March 31, 2010 and 2009, respectively. Total reported loans for construction, land development, and raw land were 76% and 90% of total risk based capital for March 31, 2010 and 2009, respectively. Bancorp considers both ratios noted above to be within acceptable levels of concentration risk.

Management employs risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through stress testing.  In addition, Bancorp monitors concentrations of commercial real estate for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment. These types of commercial real estate loans have risk profiles which are more sensitive to changes in market demand, vacancy rates, rents or changes in capitalization rates. Included in these commercial real estate concentrations are loans for construction, land development, raw land, multifamily, and nonfarm nonresidential non-owner occupied properties.  Excluded from these commercial real estate concentrations are nonfarm nonresidential owner occupied properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

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

Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.  In addition, most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties

ALLOWANCE FOR LOAN LOSSES          The allowance for loan losses was $7.3 million or 1.90 percent of net loans as of March 31, 2010 compared to $6.9 million or 1.78 percent of net loans as of December 31, 2009. The increase in the allowance for loan losses is primarily due to the continued deterioration of the economy and declines in real estate values. Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $550,000 for the quarter ended March 31, 2010 compared to $450,000 for the like period in 2009. For the quarter ended March 31, 2010, net charge-offs were $153,000 compared to $263,000 for the like period in 2009.

The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure; (ii) a general allowance which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions.  Bancorp’s process is designed to account for credit deterioration as it occurs.  The adjustments are a result of management’s judgment about risks inherent in the portfolio and include such factors as loan quality trends, levels of and trends of non-accrual loans, past due loans, potential problem loans, criticized loan balances, net charge-offs and current economic and business conditions, among other factors and (iii) unallocated general allowances determined based on general economic conditions and other qualitative risk factors.  The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. At March 31, 2010 and December 31, 2009, the general allocated reserve was $4.9 million and $5.0 million, respectively. At March 31, 2010 and December 31, 2009, $1.2 million related to loans for which there was a specific reserve. The increase in the unallocated portion of the allowance for possible loan losses during 2010 is reflective of continued recessionary economic conditions and the impact to credit quality. While  we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	March 31, 2010	December 31, 2009
Commercial, industrial & agricultural	$1,439	$1,456
Real estate-residential & commercial	4,039	4,013
Consumer	659	683
Unallocated	1,143	731
Total	$7,280	$6,883

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

(dollars in thousands)

For the three months ended March 31,	2010	2009
Allowance as of beginning of year	$6,883	$5,450
Provision for loan losses	550	450
Charge-offs	(188)	(314)
Recoveries	35	51
Net (charge-offs) recoveries	(153)	(263)
Balance at end of period	$7,280	$5,637
Ratio of net charge-offs to average loans during the period	0.16%	0.27%
Ratio of allowance to net loans at end of period	1.90%	1.47%
Ratio of non-performing loans to allowance	139.22%	95.23%

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At March 31, 2010, non-performing assets increased to $17.5 million or 2.61 percent of total assets compared to $17.0 million or 2.63 percent as of December 31, 2009.

Non-accrual - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income.  Non-accruing loans decreased to $10.1 million as of March 31, 2010 compared to $10.7 million as of December 31, 2009 with $1.4 million of the December balance transferring into other real estate owned during 2010. Raw land, construction, and land development loans are the primary components of non-performing loans representing $6.9 million or 68.3% of non-performing loans as of March 31, 2010.

Restructured loans — Loans are considered restructured on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $1.2 million as of March 31, 2010, of which, $791,000 was included in non-accrual loans.   Restructured loans included in impaired loans were $945,000 as of December 31, 2009, of which, $555,000 was included in non-accrual loans.

Other real estate owned —   Other real estate owned increased to $7.3 million at March 31, 2010 from $6.3 million at December 31, 2009.  During 2010, Bancorp foreclosed on a non-accrual credit relationships of $1.4 million. In addition, Bancorp transferred the former Boulevard branch with a balance of $339,000 from other real estate owned back into bank premises for use as the bank’s consumer loan administrative facility. As of March 31, 2010, Bancorp held seven properties which represent four separate land development projects consisting of finished lots with a carrying balance of $4.7 million, two commercial real estate properties with a carrying balance of $2.5 million, and a $136,000 raw land property.

Valuation of the property occurs when it is foreclosed upon and annually thereafter. Based on current appraisals received during the quarter ended March 31, 2010, and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $20,000 for the quarter. Bancorp plans to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans	$10,135	$10,742
Loans past due 90 days or more	—	—
Total non-performing loans	10,135	10,742
Other real estate owned	7,344	6,284
Total non-performing assets	$17,479	$17,026
Total non-performing loans to net loans	2.65%	2.78%
Total non-performing loans to total assets	1.51%	1.66%
Total non-performing assets to total assets	2.61%	2.63%

Impaired loans - At March 31, 2010, impaired loans decreased to $22.4 million compared to $24.4 million at December 31, 2009.  Six credit relationships of $14.9 million, accounted for 66.0 percent of impaired loans as of March 31, 2010. All material loan restructurings have been included in impaired loans.

A loan is considered impaired when management determines that it is probable that Bancorp will be unable to collect all amounts of principal and interest according to contractual terms. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Impaired loans include loans in nonaccrual status, troubled debt restructures and other loans that management considers to be impaired. Other loans include loans that management has reviewed for impairment and has determined to be impaired even though the loan may be current and performing in accordance with the contractual loan terms.   As a result, these other impaired loans continue to remain on accrual status and are not considered non-performing assets.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Potential problem loans —   Potential problem loans consist of loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis. As of March 31, 2010 and December 31, 2009, Bancorp had classified $10.8 million and $8.8 million, respectively, as other potential problem loans.

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

Total deposits increased to $567.9 million at March 31, 2010 compared to $545.4 million at December 31, 2009.  Within the total, core deposits increased $13.9 million and time deposits increased $8.5 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 62.1% of total deposits at March 31, 2010 and December 31, 2009, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$71,763	12.6%	$73,839	13.5%
Interest bearing demand	104,906	18.5%	101,504	18.6%
Money market	84,548	14.9%	77,288	14.2%
Savings	91,668	16.1%	86,370	15.8%
Time	190,780	33.6%	182,441	33.4%
Brokered time deposits	24,197	4.3%	23,994	4.5%
Total deposits	$567,862	100.0%	$545,436	100.0%

OTHER BORROWINGS          Borrowings consist of federal funds purchased which include discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.

Securities sold under agreement to repurchase decreased to $35.2 million at March 31, 2010 compared to $38.1 million as of December 31, 2009.  These borrowings decrease or increase primarily based on the availability of funds and the current competitive interest rate offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Investment securities with a carrying amount of $45.7 million, consisting of U.S. government agency debt securities and U.S. government agency mortgage-backed securities were pledged as collateral for securities sold under agreement to repurchase at March 31, 2010.  Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings or federal funds purchased at March 31, 2010 or December 31, 2009. Both securities sold under repurchase and federal funds purchased are overnight funds or borrowings that typically mature within one year.

For securities sold under agreements to repurchase, the Bancorp may transfer legal control over the underlying securities but still retain effective control through an agreement that both entitles and obligates Bancorp to repurchase the underlying securities.  As a result, securities sold under agreement to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.

CAPITAL RESOURCES          Stockholders’ equity increased to $64.7 million at March 31, 2010 from $62.9 million at December 31, 2009.  Book value per share at March 31, 2010 was $110.15 compared to a book value of $107.10 at December 31, 2009.

Bancorp has only one class of stock, which is common stock and at March 31, 2010, there were 778 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. Bancorp repurchased no shares of stock in 2010 or 2009.

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

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of March 31, 2010 and December 31, 2009, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2010
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$67,618	15.12%	$35,784	>	8.00%	$44,730	>	10.00%
Skagit State Bancorp, Inc.	$67,873	15.16%	$35,806	>	8.00%	$44,757	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$62,006	13.86%	$17,892	>	4.00%	$26,838	>	6.00%
Skagit State Bancorp, Inc.	$62,258	13.91%	$17,903	>	4.00%	$26,854	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$62,006	9.50%	$26,096	>	4.00%	$32,620	>	5.00%
Skagit State Bancorp, Inc.	$62,258	9.54%	$26,096	>	4.00%	$32,620	>	5.00%

As of December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,563	14.39%	$37,002	>	8.00%	$46,252	>	10.00%
Skagit State Bancorp, Inc.	$66,783	14.43%	$37,021	>	8.00%	$46,276	>	10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$60,768	13.14%	$18,501	>	4.00%	$27,751	>	6.00%
Skagit State Bancorp, Inc.	$60,985	13.18%	$18,510	>	4.00%	$27,765	>	6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$60,768	9.74%	$24,959	>	4.00%	$31,199	>	5.00%
Skagit State Bancorp, Inc.	$60,985	9.77%	$24,959	>	4.00%	$31,199	>	5.00%

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

As part of the Bank’s liquidity management, the Bank utilizes federal funds purchased to supplement the primary source of funds, which are deposits.  As a result, there could be fluctuations in these borrowing balances depending on short-term liquidity and longer-term financing needs of the Bank.  As of March 31, 2010 Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $45.9 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 67.3 percent at March 31, 2010 compared to 70.9 percent at December 31, 2009, as a result of the increase in deposits and the decrease in loans.

The turmoil in the credit markets during the last few years did not have a direct impact on Bancorp’s liquidity management practices. Access to our correspondent banks and the Federal Reserve remained open. Management believes that Bancorp’s liquidity position at March 31, 2010 was adequate to fund ongoing operations.

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

Bancorp maintains an asset/liability management program which is the responsibility of the Asset/Liability Committee.  The objective of asset/liability management is to maximize long-term stockholder returns and to manage, protect and stabilize Bancorp’s net interest income from undue interest rate risk through various interest rate cycles within the constraints of credit quality, interest rate risk policies, levels of capital and adequate levels of liquidity.  The committee meets to monitor the composition of the balance sheet, to review projected earnings trends, and to formulate strategies consistent with these objectives for liquidity, interest rate risk, and capital adequacy.

Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2009.

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 76.5% of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of CEO, Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification Chief Financial Officer Pursuant to Exchange Act Rule 13a-14 (as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 11, 2010	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	May 11, 2010	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer