Form 10-Q
period 2010-06-30
Skagit State Bancorp, Inc.
filed 2010-08-11
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer’s Common Stock outstanding at August 4, 2010 was 588,390.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2010	December 31, 2009
ASSETS

ASSETS
Cash and due from banks	$13,222	$14,441
Federal funds sold	77,215	62,531
Investment securities
Available-for-sale, at fair value	147,729	118,561
Held-to-maturity, at amortized cost	39,862	40,298
Loans held for sale	80	574
Loans	383,436	393,532
Allowance for loan losses	(7,392)	(6,883)
Net loans	376,044	386,649
Bank premises and equipment, net	11,266	10,944
Other real estate owned	7,099	6,284
Accrued interest receivable	2,352	2,531
Other assets	4,598	5,075
TOTAL ASSETS	$679,467	$647,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$504,396	$471,597
Non-interest-bearing	72,185	73,839
Total deposits	576,581	545,436
Other borrowings	35,097	38,128
Other liabilities	1,901	1,467
Total liabilities	613,579	585,031

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 587,194 and 586,905 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	12,445	12,303
Accumulated other comprehensive income, net of tax	3,249	1,872
Retained earnings	50,194	48,682
Total stockholders’ equity	65,888	62,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,467	$647,888

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share data)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$5,766	$5,760	$11,406	$11,667
Investment securities
Taxable	1,064	1,044	2,082	2,114
Exempt from federal income tax	276	281	550	562
Federal funds sold	56	11	105	12
Total interest income	7,162	7,096	14,143	14,355
INTEREST EXPENSE
Deposits	1,456	1,743	2,976	3,477
Other borrowings	87	64	169	153
Total interest expense	1,543	1,807	3,145	3,630
NET INTEREST INCOME	5,619	5,289	10,998	10,725
Provision for loan losses	370	450	920	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,249	4,839	10,078	9,825
NON-INTEREST INCOME
Service charges on deposits	832	781	1,545	1,489
Other	196	179	377	379
Gain on sale of loans	45	67	96	119
Total non-interest income	1,073	1,027	2,018	1,987
NON-INTEREST EXPENSES
Salaries	1,930	1,891	3,835	3,872
Payroll taxes and employee benefits	483	464	979	979
Provision for other real estate owned losses	245	373	265	373
Bank premises and equipment	230	242	458	484
Occupancy	186	189	383	413
Loan collection and OREO expenses	166	158	280	291
Advertising	201	224	358	373
Deposit Insurance	263	469	493	762
Other	1,005	928	2,005	1,929
Total non-interest expenses	4,709	4,938	9,056	9,476
INCOME BEFORE PROVISION FOR INCOME TAX	1,613	928	3,040	2,336
PROVISION FOR INCOME TAX
Current	227	40	445	250
Deferred	53	—	53	—
Total provision for income tax	280	40	498	250
NET INCOME	$1,333	$888	$2,542	$2,086
BASIC EARNINGS PER SHARE	$2.27	$1.51	$4.33	$3.56
DILUTED EARNINGS PER SHARE	$2.27	$1.50	$4.32	$3.53
DIVIDENDS DECLARED PER SHARE	$1.75	$2.25	$1.75	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Six months ended June 30, 2010 and 2009

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	2,086	2,086	$2,086
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax benefit of $257	—	—	(500)	—	(500)	(500)
Total other comprehensive income						(500)
Comprehensive income						$1,586
Cash dividend declared, $2.25 per share	—	—	—	(1,324)	(1,324)
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	285	128	—	—	128
BALANCE, June 30, 2009	586,595	$12,174	$1,825	$48,196	$62,195

BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	2,542	2,542	$2,542
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $709	—	—	1,377	—	1,377	1,377
Total other comprehensive income						1,377
Comprehensive income						$3,919
Cash dividend declared, $1.75 per share	—	—	—	(1,030)	(1,030)
Stock compensation expense and restricted stock awards	289	142	—	—	142
BALANCE, June 30, 2010	587,194	$12,445	$3,249	$50,194	$65,888

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Six months ended June 30,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,542	$2,086
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	920	900
Provision for other real estate owned losses	265	373
Depreciation	416	430
Loss on sale of premises and equipment	—	8
Gains on sale of loans	(96)	(119)
Amortization of investment security premiums and discounts, net	(45)	(98)
Provision for deferred income taxes	53	—
Stock compensation for employee services	142	128
Changes in operating assets and liabilities
Originations of loans held for sale	(5,965)	(9,926)
Proceeds from sales of loans held for sale	6,555	9,737
Decrease in interest receivable	179	53
Increase in other assets	(284)	(155)
(Decrease) increase in other liabilities	434	(609)
Net cash flows from operating activities	5,116	2,808
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	20,549	10,705
Purchases of investment securities — available-for-sale	(47,591)	(7,140)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	3,155	4,528
Purchases of investment securities — held-to-maturity	(2,715)	(4,417)
Net increase in federal funds sold	(14,684)	(31,778)
Net decrease in loans	8,266	6,895
Purchase of premises and equipment	(399)	(121)
Capitalized expenditures for improvements to other real estate owned	—	(136)
Net cash flows from investing activities	(33,419)	(21,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	22,185	16,376
Net increase in time deposits	8,960	18,262
Net decrease in other borrowings	(3,031)	(15,934)
Proceeds from exercise of stock options	—	4
Cash dividends	(1,030)	(1,324)
Net cash flows from financing activities	27,084	17,384
NET CHANGE IN CASH AND DUE FROM BANKS	(1,219)	(1,272)
CASH AND DUE FROM BANKS, beginning of period	14,441	11,954
CASH AND DUE FROM BANKS, end of period	$13,222	$10,682
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$1,080	$166
Cash paid during the period for interest	$3,221	$3,600
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$1,419	$1,334

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2009 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

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

Note 4:   NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASU 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for Bancorp on January 1, 2011. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures had no impact on Bancorp’s financial position, results of operations, and earnings per share. Bancorp does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and earnings per share.

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASU 310 and expands required disclosures for the Allowance for Loan and Lease Losses.  The objective of these enhanced disclosures is to improve financial statements users’ understanding of (i) the nature of a company’s credit risk associated with financing receivables and (ii) the company’s assessment of risk in estimating its allowance for loan and lease losses as well as changes in the allowance and the reasons for those changes.  For public companies, this guidance is effective for interim and annual periods beginning on or after December 15, 2010.  Bancorp does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 5:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,333	$888	$2,542	$2,086
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	587,194	586,595	587,119	586,519
Effect of dilutive securities:
Stock options and unvested restricted stock grants	1,312	4,399	1,391	4,690
Denominator for diluted earning per share - Weighted average shares outstanding	588,506	590,994	588,510	591,209
Basic earnings per share	$2.27	$1.51	$4.33	$3.56
Diluted earnings per share	$2.27	$1.50	$4.32	$3.53

Note 6:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at June 30, 2010 there were 69,239 common shares available for grant. Total equity compensation expense was $142,000 for the six months ended June 30, 2010 and $128,000 for the like period in 2009.

Stock Options: No grants of options were awarded for the six months ended June 30, 2010.  All options granted during 2009 were Incentive Stock Options and were granted at a price equal to the market value of the stock on the grant date, have a term of 10 years and vest over a five year period.  Bancorp measures the fair value of each stock option at the date of the grant, using the Black Scholes option valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The unrecognized share-based compensation cost relating to stock option expense at June 30, 2010 was $417,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the six months ended June 30, 2010. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2010	28,761	$179.40	7.58	$—
Granted	—
Exercised	—
Forfeited	450
Outstanding at June 30, 2010	28,311	$179.69	7.10	$—
Exercisable at June 30, 2010	11,773	$173.49	6.50	$18

Stock Awards: Recipients of restricted stock awards do not pay any cash consideration to Bancorp for the shares and receive all dividends with respect to all such shares, whether or not shares have vested.  The awards vest over a five year period.  Bancorp measures the fair value of each stock award at the date of the grant and recognizes compensation expense based on the market price of Bancorp’s common stock on the date of grant.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrecognized share-based compensation cost relating to restricted stock awards expense at June 30, 2010 was $168,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the six months ended June 30, 2010.   The total intrinsic value of stock awards exercised and vested during the six months ended June 30, 2010 was $45,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the six months ended June 30, 2010.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,564	2.80	$145
Granted	—
Vested	289	—	45
Forfeited	79
Outstanding at June 30, 2010	1,196	2.24	$209
Exercisable at June 30, 2010	—

For additional information on the stock-based equity compensation plan, refer to Bancorp’s audited financial statements and footnotes for the most recent annual period ended December 31, 2009 contained in the Annual Report on Form 10-K.

Note 7:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

June 30, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. Treasury and government agencies	$63,711	$593	$—	$64,304
Residential mortgage-backed securities and collateralized mortgage obligations	69,824	3,984	—	73,808
State and political subdivisions	9,272	365	20	9,617
Total available-for-sale	142,807	4,942	20	147,729
Held-To-Maturity Securities
State and political subdivisions	39,862	1,204	24	41,042
Total held-to-maturity	39,862	1,204	24	41,042
Total investment securities	$182,669	$6,146	$44	$188,771

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$39,698	$274	$132	$39,840
Residential mortgage-backed securities	66,640	2,556	200	68,996
State and political subdivisions	9,387	366	28	9,725
Total available-for-sale	115,725	3,196	360	118,561
Held-To-Maturity Securities
State and political subdivisions	40,298	889	626	40,561
Total held-to-maturity	40,298	889	626	40,561
Total investment securities	$156,023	$4,085	$986	$159,122

The following tables show the aggregate gross unrealized losses and fair value of securities with an amortized cost greater than the fair value as of the dates indicated;

June 30, 2010

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. Treasury and government agencies	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—
State and political subdivisions	—	—	477	20	477	20
Total available-for-sale	—	—	477	20	477	20
Held-To-Maturity Securities
State and political subdivisions	—	—	2,051	24	2,051	24
Total held-to-maturity	—	—	2,051	24	2,051	24
Total investment securities	$—	$—	$2,528	$44	$2,528	$44

December 31, 2009

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$18,933	$132	$—	$—	$18,933	$132
Residential mortgage-backed securities	10,916	200	—	—	10,916	200
State and political subdivisions	$221	$1	$470	$27	$691	$28
Total available-for-sale	30,070	333	470	27	30,540	360
Held-To-Maturity Securities
State and political subdivisions	15,725	626	—	—	15,725	626
Total held-to-maturity	15,725	626	—	—	15,725	626
Total investment securities	$45,795	$959	$470	$27	$46,265	$986

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each security in an unrealized loss position, management assesses whether the security is other-than—temporarily impaired. Bancorp does not intend to sell securities that are identified as temporarily impaired nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management believes the nature of the securities in the investment portfolio present a high probably of collecting all contractual amounts due.   Based on the evaluation, management has determined that no investment security in Bancorp’s investment portfolio is other-than-temporarily impaired.

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

At June 30, 2010, Bancorp held one security in the available-for-sale portfolio and two securities in the held-to-maturity portfolio that had an unrealized loss for more than one year.

Available-for-sale investment securities with a carrying value of $102.4 and $101.3 million as of June 30, 2010 and December 31, 2009, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase, Treasury Tax and Loan payments, and Federal Reserve Bank discount window borrowings.

Note 8:   ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Six months ended,
(dollars in thousands)	2010	2009	2010	2009
Allowance as of beginning of period	$7,280	$5,637	$6,883	$5,450
Provision for loan losses	370	450	920	900
Charge-offs	(323)	(496)	(511)	(810)
Recoveries	65	38	100	89
Net charge-offs	(258)	(458)	(411)	(721)
Balance at end of period	$7,392	$5,629	$7,392	$5,629
Ratio of net charge-offs to average loans during the period	(0.27)%	(0.48)%	(0.21)%	(0.37)%
Ratio of allowance to net loans at end of period	1.97%	1.46%	1.97%	1.46%
Ratio of non-performing loans to allowance	124.34%	162.96%	124.34%	162.96%

Impaired loans were $15.2 million as of June 30, 2010 compared to $24.4 million as of December 31, 2009.  Impaired loans had specific reserve allocations of $1.1 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively.

Note 9:   COMMITMENTS

In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2010: (dollars in thousands)

Unfunded commitments to extend credit	$60,117
Credit card arrangements	11,512
Commitments to fund municipal warrants	4,365
Standby letters of credit	1,379

Note 10: INCOME TAXES

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

FASB ASU 740, “Accounting for Uncertainty in Income Taxes” seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASU 740 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  As a result of the implementation of ASU 740, Bancorp recognized no adjustments for unrecognized income tax benefits, all of which would affect Bancorp’s effective income tax rate if recognized.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

Note 11:  FAIR VALUE MEASUREMENTS

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

Financial Instruments

Cash, Due From Banks, Federal Funds Sold, Loans Held For Sale, Other Borrowings and Accrued Interest Receivable and Payable —The carrying amount of these financial assets and liabilities approximates fair value.

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

Loans — The fair value of loans is estimated by discounting anticipated future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality as of the balance sheet date.  An overall liquidity discount was also used for 2010 and 2009 to reflect the decline of loan sales in the marketplace.  Impaired loans were not subjected to discounted cash flow analysis as they are already considered to be held at fair value.

Deposits — The fair values disclosed for demand, savings, and money market accounts are equal to their carrying amounts. The fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$13,222	$13,222	$14,441	$14,441
Federal funds sold	77,215	77,215	62,531	62,531
Investment securities	187,591	188,771	158,859	159,122
Loans held for sale	80	80	574	574
Net loans	376,044	356,855	386,649	361,780
Accrued interest receivable	2,352	2,352	2,531	2,531

Financial Liabilities
Demand and savings deposits	361,186	361,186	339,001	339,001
Time deposits	215,395	217,314	206,435	208,142
Other borrowings	35,097	35,097	38,128	38,128
Accrued interest payable	290	290	366	366

Fair Value Hierarchy

FASB ASU 820 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Available-for-sale securities
U.S. Treasury and government agencies	$64,304	$—	$64,304	$—
Residential mortgage-backed securities and collateralized mortgage obligations	73,808	—	73,808	$—
State and political subdivisions	9,617	—	9,617	$—
Total	$147,729	$—	$147,729	$—

December 31, 2009
Available-for-sale securities
U.S. government agencies	$39,840	$—	$39,840	$—
Residential mortgage-backed-securities	68,996	—	68,996	$—
State and political subdivisions	9,725	—	9,725	$—
Total	$118,561	$—	$118,561	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Impaired loans	$14,055	$—	$—	$14,055
Other real estate owned	7,099	—	—	7,099
Total	$21,154	$—	$—	$21,154

December 31, 2009
Impaired loans	$23,188	$—	$—	$23,188
Other real estate owned	6,284	—	—	6,284
Total	$29,472	$—	$—	$29,472

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans — The recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan or the estimated fair value of the loan’s collateral.  Impaired loans were written down $235,000 via partial charge-offs and in addition had specific reserve allocation decreases of $55,000, which was recorded through the allowance for loan losses for the six months ended June 30, 2010.  Impaired loans were written down $1.7 million via partial charge-offs and in addition had specific reserve allocation increases of $1.3 million which was recorded through the allowance for loan losses for the twelve months ended December 31, 2009.

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses. Other real estate owned with a carrying amount of $7.4 million, were written down to their fair value of $7.1 million, resulting in write-downs of $265,000, which was charged against earnings for the six months ended June 30, 2010.  Other real estate owned with a carrying amount of $7.5 million, were written down to their fair value of $6.3 million, resulting in write-downs of $1.2 million, which was charged against earnings for the twelve months ended December 31, 2009.

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

BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Company” or “Bancorp”).  Skagit State Bank began operations in 1958 and is headquartered in Burlington (Skagit County), Washington.  The Bank provides a full range of banking services and products to both businesses and individuals through 12 full service banking offices located in Skagit, Snohomish and Whatcom counties, a consumer loan center, and a business banking center.

OVERVIEW

Net income was $1.3 million and $888,000 for the quarters ended June 30, 2010, and 2009 with diluted earnings per share at $2.27 and $1.50, respectively.  Net income was $2.5 million and $2.1 million for the six months ended June 30, 2010, and 2009 with diluted earnings per share at $4.32 and $3.53, respectively. The increase in net income was primarily attributable to a decrease in interest expense and lower deposit insurance premiums. Annualized return on average assets was 0.78 percent and 0.77 percent for the quarter and six months ended June 30, 2010, compared to 0.61 percent and 0.73 percent during the same time periods as 2009.  Annualized return on average equity was 8.22 percent and 7.96 percent for the quarter and six months ending June 30, 2010 compared to 5.62 percent and 6.63 percent, respectively, for the same time periods in 2009.

The provision for loan losses was $370,000 and $920,000 for the quarter and six months ended June 30, 2010, compared to $450,000 and $900,000 for the same time periods in 2009. The continued elevated provisions for loan losses are primarily attributable to the continued effects of a weakened economy, the related declines in real estate values, and elevated levels of adversely classified assets. The provision for loan losses increased Bancorp’s total allowance for loan losses to 1.97 percent of net loans at June 30, 2010 compared to 1.78 percent at December 31, 2009.  For the quarter and six months ended June 30, 2010, respectively, net charge-offs were $258,000 and $411,000 down from $458,000 and $721,000 for the same time periods in 2009.

Non-interest expense was $4.7 million and $9.1 million for the quarter and six months ended June 30, 2010 compared to $4.9 million and $9.5 million in the like periods in 2009.  For the 2010 second quarter and six months ended compared to the same 2009 periods, the decrease was primarily attributable to decreases in FDIC deposit insurance premiums and OREO write-downs. The 2009 deposit insurance premiums included a one-time assessment of $260,000.

Total assets increased to $679.5 million at June 30, 2010, compared to $647.9 million at December 31, 2009.  The increase was primarily due to deposit growth of $31.1 million.  Net loans decreased by $10.6 million or 2.7 percent to $376.0 million at June 30, 2010, compared to $386.6 million at December 31, 2009.  During 2010 and 2009, Bancorp continued to originate and fund loans to credit-worthy customers within our markets.  Decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

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

Net interest income was $5.6 million and $11.0 million for the quarter and six months ended June 30, 2010 compared to $5.3 million and $10.7 million for the like periods in 2009.  For the quarter and six months ended June 30, 2010, the net interest margin decreased to 3.49 percent and 3.51 percent compared to 3.88 percent and 3.99 percent for the like periods in 2009.  The decreases in net interest margin are primarily due to a decrease in the average yield on securities and the negative impact of the change in the interest-earning asset composition with lower yielding federal funds sold comprising a higher percentage of total interest-earning assets.  In addition, the yield on interest-earning assets decreased 75 basis points and 83 basis points for the quarter and six months ended June 30, 2010 compared to the like periods in 2009.  This was partially offset by a decrease in the cost of funds of 49 basis points and 47 points for the same time periods.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $252,000 and $426,000 for the quarter and six months ended June 30, 2010, and $215,000 and $438,000 for the quarter and six months ended June 30, 2009, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2010			2009
Three months ended June 30,	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$89,369	$56	0.25%	$24,691	$11	0.18%
Taxable investment securities	125,262	1,064	3.41	87,958	1,044	4.76
Tax exempt securities	49,510	276	2.24	48,290	281	2.33
Loans	382,100	5,766	6.05	385,946	5,760	5.99
Total interest-earning assets	646,241	7,162	4.45%	546,885	7,096	5.20%
Non-interest earning assets	37,453			32,483
Total assets	$683,694			$579,368

Liabilities and Stockholders’ Equity
Interest-bearing demand	$110,863	$112	0.41%	$89,073	$78	0.35%
Savings and money market	177,527	333	0.75	165,560	410	0.99
Certificates of deposit	215,474	1,011	1.88	175,346	1,255	2.87
Total interest-bearing deposits	503,864	1,456	1.16	429,979	1,743	1.63
Other borrowings	40,569	87	0.86	15,074	64	1.70
Total interest-bearing deposits & liabilities	544,433	1,543	1.14%	445,053	1,807	1.63%
Non interest-bearing demand deposits	72,381			69,043
Other non-interest-bearing liabilities	1,810			1,841
Total liabilities	618,624			515,937
Stockholders’ equity	65,070			63,431
Total liabilities and stockholders equity	$683,694			$579,368
Net interest income		$5,619			$5,289
Interest rate spread			3.31%			3.58%
Net interest margin			3.49%			3.88%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2010			2009
	Average		Yield	Average		Yield
Six months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$83,844	$105	0.25%	$14,041	$12	0.17%
Taxable investment securities	115,121	2,082	3.65	89,188	2,114	4.75
Tax exempt securities	49,564	550	2.24	48,093	562	2.34
Loans	383,355	11,406	6.00	388,172	11,667	6.03
Total interest-earning assets	631,884	14,143	4.51%	539,494	14,355	5.34%
Non-interest earning assets	36,715			32,068
Total assets	$668,599			$571,562

Liabilities and Stockholders’ Equity
Interest-bearing demand	$106,168	$196	0.37%	$87,899	$149	0.34%
Savings and money market	172,460	688	0.80	159,396	787	0.99
Certificates of deposit	213,172	2,092	1.98	170,891	2,541	2.98
Total interest-bearing deposits	491,800	2,976	1.22	418,186	3,477	1.67
Other borrowings	39,013	169	0.87	19,804	153	1.55
Total interest-bearing deposits & liabilities	530,813	3,145	1.19%	437,990	3,630	1.66%
Non interest-bearing demand deposits	71,688			69,065
Other non-interest-bearing liabilities	1,688			1,455
Total liabilities	604,189			508,510
Stockholders’ equity	64,410			63,052
Total liabilities and stockholders equity	$668,599			$571,562
Net interest income		$10,998			$10,725
Interest rate spread			3.32%			3.67%
Net interest margin			3.51%			3.99%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended June 30,			Six months ended June 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$39	$6	$45	$85	$8	$93
Investment securities	1,472	(1,457)	15	1,114	(1,158)	(44)
Loans	(240)	246	6	(190)	(71)	(261)
Total net change in income on interest-earning assets	1,271	(1,205)	66	1,009	(1,221)	(212)
Interest-Bearing Liabilities
Deposits	1,182	(1,469)	(287)	1,194	(1,695)	(501)
Other borrowings	214	(191)	23	196	(180)	16
Total net change in expense on interest-bearing liabilities	1,396	(1,660)	(264)	1,390	(1,875)	(485)
Net change in net interest income	$(125)	$455	$330	$(381)	$654	$273

PROVISION FOR LOAN LOSSES                The provision for loan losses was $370,000 and $920,000 for the quarter and six months ended June 30, 2010 compared to $450,000 and $900,000 provision for loan losses for the like periods in 2009. The continued elevated provisions for loan losses are primarily attributable to the continued effects of a weakened economy, the related declines in real estate values, and elevated levels of adversely classified assets. For the quarter and six months ended June 30, 2010, net charge-offs were $258,000 and $411,000 compared to $458,000 and $721,000 for the like periods in 2009.  For the six months ended June 30, 2010, charge-offs on 4 credit relationships were 72 percent of total net charge-offs.

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

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was relatively unchanged at $1.1 million and $2.0 million for the quarter and six months ended June 30, 2010, and $1.0 million and $2.0 million for the like periods in 2009.

NON-INTEREST EXPENSE              Non-interest expense was $4.7 million and $9.1 million for the quarter and six months ended June 30, 2010 compared to $4.9 million and $9.5 million in the like periods in 2009.  For the quarter and six months ended, the decrease was attributable to a $128,000 and $108,000 decrease in write-downs of other real estate owned and a $206,000 and $269,000 decrease in FDIC insurance premiums. The 2009 deposit insurance premiums included a one-time assessment of $260,000.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2010 was 70.4 percent and 69.6 percent compared to 78.2 percent and 74.5 percent for the same time periods in 2009.

INCOME TAX EXPENSE                  Income tax expense for the quarter and six months ended June 30, 2010 was $280,000 and $498,000 compared to $40,000 and $250,000 expense for the quarter and six months ended June 30, 2009, respectively. Bancorp’s effective tax rates were 16.4 percent and 10.7 percent for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of June 30, 2010, Bancorp had $49.5 million in tax-exempt securities compared to $47.6 million as of June 30, 2009.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $679.5 million at June 30, 2010 compared to $647.9 million at December 31, 2009.  This increase was primarily due to a $31.1 million increase in deposits to $576.6 million. Net loans decreased $10.6 million to $376.0 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Total investment securities, including federal funds sold, increased to $264.8 million at June 30, 2010 compared to $221.4 million at December 31, 2009. Federal funds sold increased to $77.2 million at June 30, 2010 from $62.5 million as of December 31, 2009. This increase resulted primarily from the growth in deposits.

The available-for-sale investment portfolio is comprised of 50.0 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities and collateralized mortgage obligations, 6.5 percent of state and municipals and 43.5 percent of U.S Treasury and Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases for the quarter and six months ended June 30, 2010, respectively, were $43.8 million and $50.3 million.  Security maturities, calls, and pay-downs were $14.0 million and $23.7 million for the quarter and six months ended June 30, 2010, respectively.

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2010
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$8,524	$8,560	$5,032	$5,068
1-5 years	57,063	57,870	13,315	13,703
5-10 years	5,895	5,989	10,993	11,382
Over 10 years	1,500	1,501	10,522	10,889
Residential mortgage-backed securities and collateralized mortgage obligations	69,825	73,809	—	—
Total investment securities	$142,807	$147,729	$39,862	$41,042

LOANS                 Net loans decreased 2.7 percent to $376.0 million at June 30, 2010 compared to $386.6 million at December 31, 2009.  Net loans represented 55.3 percent of total assets at June 30, 2010.  During 2010 and 2009, Bancorp continued to originate and fund loans to credit-worthy customers within our markets.  Decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 66.6% of total loans at June 30, 2010.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms.

Commercial Loans: Commercial loans, secured and unsecured, are made primarily to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Consumer Loans: Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Real estate — residential & commercial	$244,438	63.6%	$248,658	63.0%
Real estate construction	11,472	3.0%	13,261	3.4%
Commercial, industrial & agricultural	74,717	19.4%	76,716	19.4%
Consumer	53,607	14.0%	55,910	14.2%
Total loans	384,234	100%	394,545	100%
Less:
Allowance for loan losses	7,392		6,883
Deferred loan fees	798		1,013
Net loans	$376,044		$386,649

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of June 30, 2010.  At June 30, 2010, Bancorp’s real estate portfolio included $153.0 million in non-farm non-residential real estate loans of which $91.1 million is owner occupied. Total loans also included $51.2 million in raw land, land development and construction loans and $59.0 million in one-to-four family residential loans.

During 2006, the FDIC issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”.  The guidance set forth two thresholds to identify institutions with Commercial Real Estate (CRE) loan concentrations. Financial institutions are deemed to have a CRE concentration if loans for construction, land development, and other land represent 100 percent or more of total capital or if loans for construction, land development, and other land and loans secured by multifamily and nonfarm nonresidential property(excluding loans secured by owner-occupied properties) represent 300 percent or more of total capital. Bancorp’s construction, land development, raw land, multifamily and nonfarm nonresidential non-owner occupied real estate loans outstanding (total commercial real estate) were 172% and 194% of total risk based capital for June 30, 2010 and 2009, respectively. Total reported loans for construction, land development, and raw land were 75% and 88% of total risk based capital for June 30, 2010 and 2009, respectively. Bancorp considers both ratios noted above to be within acceptable levels of concentration risk.

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

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $7.4 million or 1.97 percent of net loans as of June 30, 2010 compared to $6.9 million or 1.78 percent of net loans as of December 31, 2009. The increase in the allowance for loan losses is primarily due to the continued weakness in the economy and declines in real estate values. Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $370,000 and $920,000 for the quarter and six months ended June 30, 2010, respectively, compared to $450,000 and $900,000 for the like period in 2009. For the quarter and six month ended June 30, 2010, net charge-offs were $258,000 and $411,000 compared to $458,000 and $721,000 for the like period in 2009.

The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure; (ii) a general allowance which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions.  Bancorp’s process is designed to account for credit deterioration as it occurs.  The adjustments are a result of management’s judgment about risks inherent in the portfolio and include such factors as loan quality trends, levels of and trends of non-accrual loans, past due loans, potential problem loans, criticized loan balances, net charge-offs and current economic and business conditions, among other factors and (iii) unallocated general allowances determined based on general economic conditions and other qualitative risk factors.  The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. At June 30, 2010 and December 31, 2009, the general allocated reserve was $5.2 million and $5.0 million, respectively. At June 30, 2010 and December 31, 2009, respectively, $1.1 million and $1.2 million related to loans for which there was a specific reserve. The increase in the unallocated portion of the allowance for possible loan losses during 2010 is reflective of continued recessionary economic conditions and the impact to credit quality. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	June 30, 2010	December 31, 2009
Commercial, industrial & agricultural	$1,287	$1,456
Real estate-residential & commercial	4,380	4,013
Consumer	699	683
Unallocated	1,026	731
Total	$7,392	$6,883

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Six months ended,
(dollars in thousands)	2010	2009	2010	2009
Allowance as of beginning of period	$7,280	$5,637	$6,883	$5,450
Provision for loan losses	370	450	920	900
Charge-offs	(323)	(496)	(511)	(810)
Recoveries	65	38	100	89
Net charge-offs	(258)	(458)	(411)	(721)
Balance at end of period	$7,392	$5,629	$7,392	$5,629
Ratio of net charge-offs to average loans during the period	(0.27)%	(0.48)%	(0.21)%	(0.37)%
Ratio of allowance to net loans at end of period	1.97%	1.46%	1.97%	1.46%
Ratio of non-performing loans to allowance	124.34%	162.96%	124.34%	162.96%

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At June 30, 2010, non-performing assets decreased to $16.3 million or 2.40 percent of total assets compared to $17.0 million or 2.63 percent as of December 31, 2009.

Non-accrual - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income.  Non-accruing loans decreased to $9.2 million as of June 30, 2010 compared to $10.7 million as of December 31, 2009 with $1.4 million of the December balance transferring into other real estate owned during 2010. Raw land, construction, and land development loans are the primary components of non-performing loans representing $6.5 million or 70.6% of non-performing loans as of June 30, 2010.

Restructured loans — Loans are considered restructured on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $3.5 million as of June 30, 2010, of which, $3.2 million was included in non-accrual loans.   Restructured loans included in impaired loans were $945,000 as of December 31, 2009, of which, $555,000 was included in non-accrual loans.

Other real estate owned —   Other real estate owned increased to $7.1 million at June 30, 2010 from $6.3 million at December 31, 2009.  During 2010, Bancorp foreclosed on a non-accrual credit relationship of $1.4 million. In addition, Bancorp transferred the former Boulevard branch with a balance of $339,000 from other real estate owned back into bank premises for use as the bank’s consumer loan administrative facility. As of June 30, 2010, Bancorp held seven properties which represent four separate land development projects consisting of finished lots with a carrying balance of $4.7 million, two commercial real estate properties with a carrying balance of $2.3 million, and a $136,000 raw land property.

Valuation of the property occurs when it is foreclosed upon and annually thereafter. Based on current appraisals received and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $245,000 and $265,000 for the quarter and six months ended June 30, 2010. Bancorp plans to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual loans	$9,191	$10,742
Loans past due 90 days or more	—	—
Total non-performing loans	9,191	10,742
Other real estate owned	7,099	6,284
Total non-performing assets	$16,290	$17,026
Total non-performing loans to net loans	2.44%	2.78%
Total non-performing loans to total assets	1.35%	1.66%
Total non-performing assets to total assets	2.40%	2.63%

Impaired loans - At June 30, 2010, impaired loans decreased to $15.2 million compared to $24.4 million at December 31, 2009.  Four credit relationships of $9.7 million, accounted for 63.8 percent of impaired loans as of June 30, 2010. Impaired loans had specific reserve allocations of $1.1 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively. All material loan restructurings have been included in impaired loans.

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

Potential problem loans —   Potential problem loans consist of loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis. As of June 30, 2010 and December 31, 2009, Bancorp had classified $14.6 million and $8.8 million, respectively, as other potential problem loans.

DEPOSITS           Bancorp offers a full range of deposit services including checking accounts, savings accounts, money market accounts and various types of certificates of deposit.  The transaction accounts and certificates of deposit are tailored to Bancorp’s primary market area at rates competitive with those offered in the area. Bancorp offers both interest and non-interest bearing checking accounts. Bancorp offers deposits through Certificate of Deposit Account Registry Service (CDARS) which allows us to assist our customers in maximizing their FDIC insurance.   These deposits represent direct customer relationships with Bancorp.

Total deposits increased to $576.6 million at June 30, 2010 compared to $545.4 million at December 31, 2009.  Within the total, core deposits increased $22.2 million and time deposits increased $9.0 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 62.6 percent and 62.1 percent of total deposits at June 30, 2010 and December 31, 2009, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$72,185	12.5%	$73,839	13.5%
Interest bearing demand	108,358	18.8%	101,504	18.6%
Money market	84,646	14.7%	77,288	14.2%
Savings	95,997	16.6%	86,370	15.8%
Time	191,673	33.2%	182,441	33.4%
Brokered time deposits (CDARS)	23,722	4.2%	23,994	4.5%
Total deposits	$576,581	100.0%	$545,436	100.0%

OTHER BORROWINGS   Securities sold under agreement to repurchase decreased to $35.1 million at June 30, 2010 compared to $38.1 million as of December 31, 2009.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Investment securities with a carrying amount of $46.7 million, consisting of U.S. government agency debt securities and U.S. government agency residential mortgage-backed securities were pledged as collateral for securities sold under agreement to repurchase at June 30, 2010.  Securities sold under agreement to repurchase are overnight funds or borrowings that typically mature within one year.

Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings or federal funds purchased at June 30, 2010 or December 31, 2009.

CAPITAL RESOURCES    Stockholders’ equity increased to $65.9 million at June 30, 2010 from $62.9 million at December 31, 2009.  Book value per share at June 30, 2010 was $112.21 compared to a book value of $107.10 at December 31, 2009.

Bancorp has only one class of stock, which is common stock and at June 30, 2010, there were 777 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. Bancorp repurchased no shares of stock in 2010 or 2009.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of June 30, 2010 and December 31, 2009, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$68,011	15.05%	$36,156	> 8.00%	$45,196	> 10.00%
Skagit State Bancorp, Inc.	$68,311	15.11%	$36,166	> 8.00%	$45,207	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$62,340	13.79%	$18,078	> 4.00%	$27,117	> 6.00%
Skagit State Bancorp, Inc.	$62,639	13.86%	$18,083	> 4.00%	$27,124	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$62,340	9.14%	$27,293	> 4.00%	$34,117	> 5.00%
Skagit State Bancorp, Inc.	$62,639	9.18%	$27,293	> 4.00%	$34,117	> 5.00%

As of December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,563	14.39%	$37,002	> 8.00%	$46,252	>10.00%
Skagit State Bancorp, Inc.	$66,783	14.43%	$37,021	> 8.00%	$46,276	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$60,768	13.14%	$18,501	> 4.00%	$27,751	> 6.00%
Skagit State Bancorp, Inc.	$60,985	13.18%	$18,510	> 4.00%	$27,765	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$60,768	9.74%	$24,959	> 4.00%	$31,199	> 5.00%
Skagit State Bancorp, Inc.	$60,985	9.77%	$24,959	> 4.00%	$31,199	> 5.00%

LIQUIDITY

The majority of our funding comes from customer deposits within the Bank’s market area. In addition, funding needs are met through loan repayments, investment securities repayments, earnings and other borrowings through pre-approved credit lines. As of June 30, 2010 Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $43.4 million pledged as collateral for borrowing at the Federal Reserve Discount Window.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 65.2 percent at June 30, 2010 compared to 70.9 percent at December 31, 2009, as a result of the increase in deposits and the decrease in loans.

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 75.9 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

We operate in a highly regulated environment and changes of or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly-traded company, Bancorp is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on Bancorp and its operations. Changes in laws and regulations may also increase Bancorp’s expenses by imposing additional fees or taxes or restrictions on its operations. Additional legislation and regulations that could significantly affect Bancorp’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on Bancorp’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to Bancorp’s reputation, all of which could adversely affect our business, financial condition or results of operations.

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010.  Among other provisions, the new legislation (i) creates a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) creates a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debt card interchange fees, and (v) will require the Securities and Exchange Commission and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.  The new legislation and regulations are expected to increase the overall costs of regulatory compliance.

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we are facing. The exercise of regulatory authority may have a negative impact on Bancorp’s financial condition and results of operations. Additionally, Bancorp’s business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

Bancorp cannot accurately predict the full effects of recent legislation or the various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on Bancorp and on the Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

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

The FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $260,000.  This special assessment was in addition to the regular quarterly risk-based assessment.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 10, 2010	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	August 10, 2010	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer