Form 10-Q
period 2010-09-30
Skagit State Bancorp, Inc.
filed 2010-11-09
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer’s Common Stock outstanding at November 4, 2010 was 588,346.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.   Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	September 30, 2010	December 31, 2009
ASSETS

ASSETS
Cash and due from banks	$11,163	$14,441
Federal funds sold	77,104	62,531
Investment securities
Available-for-sale, at fair value	149,914	118,561
Held-to-maturity, at amortized cost	39,813	40,298
Loans held for sale	817	574
Loans	384,292	393,532
Allowance for loan losses	(7,498)	(6,883)
Net loans	376,794	386,649
Bank premises and equipment, net	11,110	10,944
Other real estate owned	5,688	6,284
Accrued interest receivable	2,561	2,531
Other assets	5,078	5,075
TOTAL ASSETS	$680,042	$647,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Interest-bearing	$501,891	$471,597
Non-interest-bearing	74,445	73,839
Total deposits	576,336	545,436
Other borrowings	34,320	38,128
Other liabilities	1,872	1,467
Total liabilities	612,528	585,031

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 587,194 and 586,905 shares issued and outstanding at Sept. 30, 2010 and December 31, 2009 respectively	12,509	12,303
Accumulated other comprehensive income, net of tax	3,430	1,872
Retained earnings	51,575	48,682
Total stockholders’ equity	67,514	62,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,042	$647,888

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(dollars in thousands except per share data)	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$5,587	$5,791	$16,993	$17,458
Investment securities
Taxable	1,024	1,051	3,106	3,165
Exempt from federal income tax	276	282	826	844
Federal funds sold	56	22	161	34
Total interest income	6,943	7,146	21,086	21,501
INTEREST EXPENSE
Deposits	1,377	1,736	4,353	5,213
Other borrowings	85	70	254	223
Total interest expense	1,462	1,806	4,607	5,436
NET INTEREST INCOME	5,481	5,340	16,479	16,065
Provision for loan losses	390	1,320	1,310	2,220
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,091	4,020	15,169	13,845
NON-INTEREST INCOME
Service charges on deposits	798	770	2,343	2,259
Other	193	184	570	563
Gains on sale of assets and loans	73	74	169	193
Total non-interest income	1,064	1,028	3,082	3,015
NON-INTEREST EXPENSES
Salaries	1,899	1,897	5,734	5,769
Payroll taxes and employee benefits	465	447	1,444	1,426
Provision for other real estate owned losses	170	541	435	914
Bank premises and equipment	249	234	707	718
Occupancy	184	179	567	592
Loan collection and OREO expenses	81	72	361	364
Advertising	173	163	531	536
Deposit Insurance	235	223	728	985
Other	1,013	961	3,018	2,889
Total non-interest expenses	4,469	4,717	13,525	14,193
INCOME BEFORE PROVISION FOR INCOME TAX	1,686	331	4,726	2,667
PROVISION FOR INCOME TAX
Current	305	30	750	280
Deferred	—	—	53	—
Total provision for income tax	305	30	803	280
NET INCOME	$1,381	$301	$3,923	$2,387
BASIC EARNINGS PER SHARE	$2.35	$0.51	$6.68	$4.07
DILUTED EARNINGS PER SHARE	$2.35	$0.51	$6.67	$4.04
DIVIDENDS DECLARED PER SHARE	—	—	$1.75	$2.25

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Nine months ended September 30, 2010 and 2009

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2009	586,285	$12,042	$2,325	$47,434	$61,801
Comprehensive income:
Net income	—	—	—	2,387	2,387	$2,387
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax benefit of $170	—	—	330	—	330	330
Total other comprehensive income						330
Comprehensive income						$2,717
Cash dividend declared, $2.25 per share	—	—	—	(1,324)	(1,324)
Stock options exercised	25	4	—	—	4
Stock compensation expense and restricted stock awards	385	192	—	—	192
BALANCE, September 30, 2009	586,695	$12,238	$2,655	$48,497	$63,390

BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	3,923	3,923	$3,923
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $802	—	—	1,558	—	1,558	1,558
Total other comprehensive income						1,558
Comprehensive income						$5,481
Cash dividend declared, $1.75 per share	—	—	—	(1,030)	(1,030)
Stock compensation expense and restricted stock awards	289	206	—	—	206
BALANCE, September 30, 2010	587,194	$12,509	$3,430	$51,575	$67,514

See accompanying notes to these consolidated financial statements.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Nine months ended September 30,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,923	$2,387
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	1,310	2,220
Provision for other real estate owned losses	435	914
Depreciation	620	632
Loss on sale of premises and equipment	—	8
Gains on sale of other real estate owned	(11)	—
Gains on loans held for sale	(158)	(193)
Amortization of investment security premiums and discounts, net	(26)	(139)
Provision for deferred income taxes	53	—
Stock compensation for employee services	206	192
Changes in operating assets and liabilities
Originations of loans held for sale	(10,728)	(14,133)
Proceeds from sales of loans held for sale	10,643	14,263
Decrease in interest receivable	(30)	(176)
Increase (decrease) in other assets	(858)	532
(Decrease) increase in other liabilities	405	(854)
Net cash flows from operating activities	5,784	5,653
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	39,430	21,087
Purchases of investment securities — available-for-sale	(68,403)	(26,946)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	3,434	5,584
Purchases of investment securities — held-to-maturity	(2,943)	(9,077)
Net increase in federal funds sold	(14,573)	(41,108)
Net decrease in loans	7,126	13,643
Purchase of premises and equipment	(447)	(131)
Capitalized expenditures for improvements to other real estate owned	—	(136)
Proceeds from sale of other real estate owned	1,252	—
Net cash flows from investing activities	(35,124)	(37,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	20,668	18,333
Net increase in time deposits	10,232	30,350
Net decrease in other borrowings	(3,808)	(16,839)
Proceeds from exercise of stock options	—	4
Cash dividends	(1,030)	(1,324)
Net cash flows from financing activities	26,062	30,524
NET CHANGE IN CASH AND DUE FROM BANKS	(3,278)	(907)
CASH AND DUE FROM BANKS, beginning of period	14,441	11,954
CASH AND DUE FROM BANKS, end of period	$11,163	$11,047
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$1,530	$266
Cash paid during the period for interest	$4,718	$5,364
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$1,419	$1,309

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results anticipated for the year ending December 31, 2010. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended  December 31, 2009 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

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

Note 4:   NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASU 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities are effective for Bancorp for interim and annual periods beginning after December 15, 2010. The adoption of the disclosure requirements for level 1 and level 2 transfers and the expanded qualitative disclosures had no impact on Bancorp’s financial position, results of operations, and earnings per share. Bancorp does not expect the adoption of the level 3 disclosure requirements to have an impact on its financial position, results of operations, and earnings per share.

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASU 310 and expands required disclosures for the Financing Receivables and the Allowance for Loan and Lease Losses.  The objective of these enhanced disclosures is to improve financial statements users’ understanding of (i) the nature of a company’s credit risk associated with financing receivables and (ii) the company’s assessment of risk in estimating its allowance for loan and lease losses as well as changes in the allowance and the reasons for those changes. For public companies, this guidance is effective for interim and annual periods beginning on or after December 15, 2010.  Bancorp does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 5:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands except share and per share amounts)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,381	$301	$3,923	$2,387
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	587,194	586,658	587,144	586,566
Effect of dilutive securities:
Stock options and unvested restricted stock grants	1,175	3,141	1,319	4,168
Denominator for diluted earning per share - Weighted average shares outstanding	588,369	589,799	588,463	590,734
Basic earnings per share	$2.35	$0.51	$6.68	$4.07
Diluted earnings per share	$2.35	$0.51	$6.67	$4.04

Note 6:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at September 30, 2010 there were 69,608 common shares available for grant. Total equity compensation expense was $206,000 for the nine months ended September 30, 2010 and $192,000 for the like period in 2009.

Stock Options: No grants of options were awarded for the nine months ended September 30, 2010.  All options granted during 2009 were Incentive Stock Options and were granted at a price equal to the market value of the stock on the grant date, have a term of 10 years and vest over a five year period.  Bancorp measures the fair value of each stock option at the date of the grant, using the Black Scholes option valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The unrecognized share-based compensation cost relating to stock option expense at September 30, 2010 was $373,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the nine months ended September 30, 2010. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	28,761	$179.40	7.58	$—
Granted	—
Exercised	—
Forfeited	775	161.00
Outstanding at September 30, 2010	27,986	$179.91	6.85	$—
Exercisable at September 30, 2010	11,578	$173.70	6.25	$—

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrecognized share-based compensation cost relating to restricted stock awards expense at September 30, 2010 was $147,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the nine months ended September 30, 2010.  The total intrinsic value of stock awards exercised and vested during the nine months ended September 30, 2010 was $45,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the nine months ended September 30, 2010.

(dollars in thousands except share and per share amounts)

	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,564	2.80	$145
Granted	—
Vested	289	—	45
Forfeited	123
Outstanding at September 30, 2010	1,152	1.99	$184
Exercisable at September 30, 2010	—

Note 7:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

September 30, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. Treasury and government agencies	$70,090	$841	$—	$70,931
Residential mortgage-backed securities and collateralized mortgage obligations	65,363	3,859	—	69,222
State and political subdivisions	9,264	497	—	9,761
Total available-for-sale	144,717	5,197	—	149,914
Held-To-Maturity Securities
State and political subdivisions	39,813	2,086	—	41,899
Total held-to-maturity	39,813	2,086	—	41,899
Total investment securities	$184,530	$7,283	$—	$191,813

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$39,698	$274	$132	$39,840
Residential mortgage-backed securities	66,640	2,556	200	68,996
State and political subdivisions	9,387	366	28	9,725
Total available-for-sale	115,725	3,196	360	118,561
Held-To-Maturity Securities
State and political subdivisions	40,298	889	626	40,561
Total held-to-maturity	40,298	889	626	40,561
Total investment securities	$156,023	$4,085	$986	$159,122

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

At September 30, 2010, Bancorp held no security in the available-for-sale portfolio or in the held-to-maturity portfolio that had an unrealized loss for more than one year.  There were no securities in an unrealized loss position for the nine months ended September 30, 2010.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investment securities with a carrying value of $95.6 million and $101.3 million as of September 30, 2010 and December 31, 2009, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase, Treasury Tax and Loan payments, and Federal Reserve Bank discount window borrowings.

Note 8:   ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Nine months ended,
(dollars in thousands)	2010	2009	2010	2009
Allowance as of beginning of period	$7,392	$5,629	$6,883	$5,450
Provision for loan losses	390	1,320	1,310	2,220
Charge-offs	(302)	(1,221)	(813)	(2,031)
Recoveries	18	70	118	159
Net charge-offs	(284)	(1,151)	(695)	(1,872)
Balance at end of period	$7,498	$5,798	$7,498	$5,798
Ratio of net charge-offs to average loans during the period	(0.30)%	(1.22)%	(0.24)%	(0.65)%
Ratio of allowance to net loans at end of period	1.99%	1.54%	1.99%	1.54%
Ratio of non-performing loans to allowance	113.00%	184.58%	113.00%	184.58%

Impaired loans were $10.9 million as of September 30, 2010 compared to $24.4 million as of December 31, 2009.  Impaired loans had specific reserve allocations of $601,000 and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2010: (dollars in thousands)

Unfunded commitments to extend credit	$55,087
Credit card arrangements	11,490
Commitments to fund municipal warrants	4,249
Standby letters of credit	1,726

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

FASB ASU 740, “Accounting for Income Taxes” seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASU 740 provides guidance on de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes.  As a result of the implementation of ASU 740, Bancorp recognized no adjustments for unrecognized income tax benefits, all of which would affect Bancorp’s effective income tax rate if recognized.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as non-interest expense.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans — The fair value of loans is estimated by discounting anticipated future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality as of the balance sheet date.  An overall liquidity discount was also used for 2010 and 2009 to reflect the decline of loan sales in the marketplace.  Collateral dependant impaired loans were not subjected to discounted cash flow analysis as they are already considered to be held at fair value.

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$11,163	$11,163	$14,441	$14,441
Federal funds sold	77,104	77,104	62,531	62,531
Investment securities	189,727	191,813	158,859	159,122
Loans held for sale	817	817	574	574
Net loans	376,794	359,020	386,649	361,780
Accrued interest receivable	2,561	2,561	2,531	2,531

Financial Liabilities
Demand and savings deposits	359,669	359,669	339,001	339,001
Time deposits	216,667	218,210	206,435	208,142
Other borrowings	34,320	34,320	38,128	38,128
Accrued interest payable	255	255	366	366

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

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Available-for-sale securities
U.S. Treasury and government agencies	$70,931	$—	$70,931	$—
Residential mortgage-backed securities and collateralized mortgage obligations	69,222	—	69,222	$—
State and political subdivisions	9,761	—	9,761	$—
Total	$149,914	$—	$149,914	$—

December 31, 2009
Available-for-sale securities
U.S. government agencies	$39,840	$—	$39,840	$—
Residential mortgage-backed-securities	68,996	—	68,996	$—
State and political subdivisions	9,725	—	9,725	$—
Total	$118,561	$—	$118,561	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Impaired loans	$10,268	$—	$—	$10,268
Other real estate owned	5,688	—	—	5,688
Total	$15,956	$—	$—	$15,956

December 31, 2009
Impaired loans	$23,188	$—	$—	$23,188
Other real estate owned	6,284	—	—	6,284
Total	$29,472	$—	$—	$29,472

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans — The recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan or the estimated fair value of the loan’s collateral.  Impaired loans were written down $410,000 via partial charge-offs and in addition had specific reserve allocation decreases of $490,000, which was recorded through the allowance for loan losses for the nine months ended September 30, 2010.  Impaired loans were written down $1.7 million via partial charge-offs and in addition had specific reserve allocation increases of $1.3 million which was recorded through the allowance for loan losses for the twelve months ended December 31, 2009.

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses. Other real estate owned with a carrying amount of $6.1 million, were written down to their fair value of $5.7 million, resulting in write-downs of $435,000, which was charged against earnings for the nine months ended September 30, 2010.  Other real estate owned with a carrying amount of $7.5 million, were written down to their fair value of $6.3 million, resulting in write-downs of $1.2 million, which was charged against earnings for the twelve months ended December 31, 2009.

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

OVERVIEW

Net income was $1.4 million and $301,000 for the quarters ended September 30, 2010, and 2009 with diluted earnings per share at $2.35 and $0.51, respectively.  Net income was $3.9 million and $2.4 million for the nine months ended September 30, 2010, and 2009 with diluted earnings per share at $6.67 and $4.04, respectively. The increases in net income were primarily attributable to lower loan loss reserve provisions, lower provisions for OREO losses, and decreased interest expense partially offset by decreased interest income. Annualized return on average assets was 0.80 percent and 0.78 percent for the quarter and nine months ended September 30, 2010, compared to 0.20 percent and 0.55 percent during the same time periods as 2009.  Annualized return on average equity was 8.20 percent and 8.04 percent for the quarter and nine months ending September 30, 2010 compared to 1.90 percent and 5.04 percent, respectively, for the same time periods in 2009.

The provision for loan losses was $390,000 and $1.3 million for the quarter and nine months ended September 30, 2010, compared to $1.3 million and $2.2 million for the same time periods in 2009. The decreases in the provisions for loan losses were primarily attributable to decreases in net charge-offs. Bancorp increased its allowance for loan losses to 1.99 percent of net loans at September 30, 2010 compared to 1.78 percent at December 31, 2009.  For the quarter and nine months ended September 30, 2010, respectively, net charge-offs were $284,000 and $695,000, down from $1.2 million and $1.9 million for the same time periods in 2009.

Non-interest expense was $4.5 million and $13.5 million for the quarter and nine months ended September 30, 2010 compared to $4.7 million and $14.2 million in the like periods in 2009.  For the quarter ended September 30, 2010 compared to the same quarter in 2009, the decrease was primarily attributable to a $371,000 decrease in provision for OREO losses. For the nine months ended September 30, 2010 compared to the same period in 2009, the decrease was primarily attributable to the $479,000 decrease in provision for other real estate losses and a $257,000 decrease in FDIC deposit insurance premiums.  The 2009 deposit insurance premiums included a one-time assessment of $260,000.

Total assets increased to $680.0 million at September 30, 2010, compared to $647.9 million at December 31, 2009.  The increase was primarily due to deposit growth of $30.9 million.  Net loans decreased by $9.8 million or 2.5 percent to $376.8 million at September 30, 2010, compared to $386.6 million at December 31, 2009.  During 2010 and 2009, Bancorp continued to originate and fund loans to customers within our markets.  Decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

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

Net interest income was $5.5 million and $16.5 million for the quarter and nine months ended September 30, 2010 compared to $5.3 million and $16.1 million for the like periods in 2009.  The increases in net interest income were primarily attributable to a $344,000 and $829,000 decrease in interest expense for the quarter and nine months in 2010 compared to 2010, partially offset by decreases in loan interest income of $204,000 and $465,000, respectively. Interest income on investments remained relatively unchanged from 2009 to 2010.

For the quarter and nine months ended September 30, 2010, the net interest margin decreased to 3.35 percent and 3.46 percent compared to 3.81 percent and 3.94 percent for the like periods in 2009.  The decreases in net interest margin were primarily due to decreases in the average yield on securities and the negative impact of the change in the interest-earning asset composition with lower yielding federal funds sold comprising a higher percentage of total interest-earning assets.  The yield on interest-earning assets decreased 85 basis points for both the quarter and nine months ended September 30, 2010 compared to the like periods in 2009.  These yield decreases were partially offset by decreases in the cost of funds of 49 basis points and 48 points for the same time periods.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $134,000 and $560,000 for the quarter and nine months ended September 30, 2010, and $207,000 and $646,000 for the quarter and nine months ended September 30, 2009, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2010			2009
Three months ended September 30,	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$87,816	$56	0.25%	$34,140	$22	0.26%
Taxable investment securities	134,895	1,024	3.01	93,918	1,051	4.44
Tax exempt securities	49,111	276	2.23	49,314	282	2.27
Loans	376,390	5,587	5.89	378,955	5,791	6.06
Total interest-earning assets	648,212	6,943	4.25%	556,327	7,146	5.10%
Non-interest earning assets	34,672			32,278
Total assets	$682,884			$588,605

Liabilities and Stockholders’ Equity
Interest-bearing demand	$102,563	$110	0.43%	$89,187	$81	0.36%
Savings and money market	184,373	329	0.71	165,315	405	0.97
Certificates of deposit	216,676	938	1.72	188,232	1,250	2.63
Total interest-bearing deposits	503,612	1,377	1.08	442,734	1,736	1.56
Other borrowings	38,269	85	0.88	16,117	70	1.72
Total interest-bearing deposits & liabilities	541,881	1,462	1.07%	458,851	1,806	1.56%
Non interest-bearing demand deposits	72,417			64,353
Other non-interest-bearing liabilities	1,738			2,055
Total liabilities	616,036			525,259
Stockholders’ equity	66,848			63,346
Total liabilities and stockholders equity	$682,884			$588,605
Net interest income		$5,481			$5,340
Interest rate spread			3.18%			3.53%
Net interest margin			3.35%			3.81%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2010			2009
	Average		Yield	Average		Yield
Nine months ended September 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$85,171	$161	0.25%	$20,798	$34	0.22%
Taxable investment securities	121,796	3,106	3.41	90,765	3,165	4.66
Tax exempt securities	49,411	826	2.24	48,499	844	2.33
Loans	381,004	16,993	5.96	385,071	17,458	6.06
Total interest-earning assets	637,382	21,086	4.42%	545,133	21,501	5.27%
Non-interest earning assets	36,030			32,525
Total assets	$673,412			$577,658

Liabilities and Stockholders’ Equity
Interest-bearing demand	$104,957	$306	0.39%	$88,327	$230	0.35%
Savings and money market	176,466	1,016	0.77	161,385	1,193	0.99
Certificates of deposit	214,350	3,031	1.89	176,718	3,790	2.87
Total interest-bearing deposits	495,773	4,353	1.17	426,430	5,213	1.63
Other borrowings	38,792	254	0.88	18,562	223	1.61
Total interest-bearing deposits & liabilities	534,565	4,607	1.15%	444,992	5,436	1.63%
Non interest-bearing demand deposits	71,932			67,476
Other non-interest-bearing liabilities	1,686			2,042
Total liabilities	608,183			514,510
Stockholders’ equity	65,229			63,148
Total liabilities and stockholders equity	$673,412			$577,658
Net interest income		$16,479			$16,065
Interest rate spread			3.27%			3.64%
Net interest margin			3.46%			3.94%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended Sept. 30,			Nine months ended Sept. 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$36	$(2)	$34	$121	$6	$127
Investment securities	1,528	(1,561)	(33)	1,263	(1,340)	(77)
Loans	(39)	(165)	(204)	(183)	(282)	(465)
Total net change in income on interest-earning assets	1,525	(1,728)	(203)	1,201	(1,616)	(415)
Interest-Bearing Liabilities
Deposits	1,038	(1,397)	(359)	1,083	(1,943)	(860)
Other borrowings	211	(196)	15	213	(182)	31
Total net change in expense on interest-bearing liabilities	1,249	(1,593)	(344)	1,296	(2,125)	(829)
Net change in net interest income	$276	$(135)	$141	$(95)	$509	$414

PROVISION FOR LOAN LOSSES               The provision for loan losses was $390,000 and $1.3 million for the quarter and nine months ended September 30, 2010 compared to $1.3 million and $2.2 million provision for loan losses for the like periods in 2009. The decreases in the provision for loan losses were primarily attributable to decreases in net charge-offs. For the quarter and nine months ended September 30, 2010, net charge-offs were $284,000 and $695,000 compared to $1.2 million and $1.9 million for the like periods in 2009.  For the nine months ended September 30, 2010, charge-offs on two credit relationships were 45 percent of total net charge-offs.

The provision for loan losses is highly dependent upon Bancorp’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In the future, continued growth of the loan portfolio or further declines in economic conditions and real estate values could increase future provisions for loan losses and impact Bancorp’s net income. Additional discussion on loan quality and the allowance for loan losses is provided under Allowance for Loan Losses and Asset Quality.

NON-INTEREST INCOME            Non-interest income, which consists primarily of fees and service charges on deposits and other income, was relatively unchanged at $1.1 million and $3.1 million for the quarter and nine months ended September 30, 2010, and $1.0 million and $3.0 million for the like periods in 2009.

NON-INTEREST EXPENSE          Non-interest expense was $4.5 million and $13.5 million for the quarter and nine months ended September 30, 2010 compared to $4.7 million and $14.2 million in the like periods in 2009.  For the quarter ended September 30, 2010 compared to the same quarter in 2009, the decrease was primarily attributable to a $371,000 decrease in provision for OREO losses. For the nine months ended September 30, 2010 compared to the same period in 2009, the decrease was primarily attributable to the $479,000 decrease in provision for other real estate losses and a $257,000 decrease in FDIC deposit insurance premiums.  The 2009 deposit insurance premiums included a one-time assessment of $260,000.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2010 was 68.3 percent and 69.1 percent compared to 74.1 percent and 74.4 percent for the same time periods in 2009.

INCOME TAX EXPENSE              Income tax expense for the quarter and nine months ended September 30, 2010 was $305,000 and $803,000 compared to $30,000 and $280,000 expense for the quarter and nine months ended September 30, 2009, respectively. Bancorp’s effective tax rates were 17.0 percent and 10.5 percent for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate is lower than the federal statutory rate due to tax credits from tax-exempt bonds and tax-exempt interest from municipal bonds and loans.  As of September 30, 2010, Bancorp had $49.6 million in tax-exempt securities compared to $51.2 million as of September 30, 2009.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $680.0 million at September 30, 2010 compared to $647.9 million at December 31, 2009.  This increase was primarily due to a $30.9 million increase in deposits from $545.4 million to $576.3 million. Net loans decreased $9.8 million from $386.6 million to $376.8 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Total investment securities, including federal funds sold, increased to $266.8 million at September 30, 2010 compared to $221.4 million at December 31, 2009. Federal funds sold increased to $77.1 million at September 30, 2010 from $62.5 million as of December 31, 2009. This increase resulted primarily from the growth in deposits.

The available-for-sale investment portfolio is comprised of 46.2 percent Government Sponsored Agencies and Government Agencies mortgage-backed pass-through securities and collateralized mortgage obligations, 6.5 percent of state and municipals and 47.3 percent of U.S Treasury and Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio is concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases for the quarter and nine months ended September 30, 2010, respectively, were $21.0 million and $71.3 million.  Security maturities, calls, and pay-downs were $19.2 million and $42.9 million for the quarter and nine months ended September 30, 2010, respectively.

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2010
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$6,518	$6,535	$4,999	$5,034
1-5 years	62,743	63,865	13,355	13,881
5-10 years	5,394	5,537	10,965	11,613
Over 10 years	4,698	4,755	10,494	11,371
Residential mortgage-backed securities and collateralized mortgage obligations	65,364	69,222	—	—
Total investment securities	$144,717	$149,914	$39,813	$41,899

LOANS                 Net loans decreased 2.5 percent to $376.8 million at September 30, 2010 compared to $386.6 million at December 31, 2009.  Net loans represented 55.4 percent of total assets at September 30, 2010.  During 2010 and 2009, Bancorp continued to originate and fund loans to customers within our markets.  Decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.

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

Real Estate Loans: Real estate loans comprise the largest category of loans and our real estate portfolio consists of commercial and residential loans which are secured by property such as office buildings, retail buildings, owner occupied commercial business properties, farm land, timber land, residential land development properties and residential properties.  Real estate loans compromised 66.2% of total loans at September 30, 2010.  The primary repayment source of these specific loan types are from the cash flows generated by the occupant business, occupant farm operation, or the sale of properties. While Bancorp has significant balances secured by real estate, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  However, economic conditions may affect a borrower’s ability to meet the stated repayment terms.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Real estate — residential & commercial	$247,633	64.3%	$248,658	63.0%
Real estate construction	7,466	1.9%	13,261	3.4%
Commercial, industrial & agricultural	76,246	19.8%	76,716	19.4%
Consumer	53,739	14.0%	55,910	14.2%
Total loans	385,084	100%	394,545	100%
Less:
Allowance for loan losses	7,498		6,883
Deferred loan fees	792		1,013
Net loans	$376,794		$386,649

Concentrations

As shown in the table above, a concentration of loans in commercial and residential real estate existed as of September 30, 2010.  At September 30, 2010, Bancorp’s real estate portfolio included $157.7 million in non-farm non-residential real estate loans of which $94.1 million is owner occupied. Total loans also included $46.2 million in raw land, land development and construction loans and $60.1 million in one-to-four family residential loans.

During 2006, the FDIC issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”.  The guidance set forth two thresholds to identify institutions with Commercial Real Estate (CRE) loan concentrations. Financial institutions are deemed to have a CRE concentration if loans for construction, land development, and other land represent 100 percent or more of total capital or if loans for construction, land development, and other land and loans secured by multifamily and nonfarm nonresidential property(excluding loans secured by owner-occupied properties) represent 300 percent or more of total capital. Bancorp’s construction, land development, raw land, multifamily and nonfarm nonresidential non-owner occupied real estate loans outstanding (total commercial real estate) were 163% and 180% of total risk based capital for September 30, 2010 and 2009, respectively. Total reported loans for construction, land development, and raw land were 66% and 78% of total risk based capital for September 30, 2010 and 2009, respectively. Bancorp considers both ratios noted above to be within acceptable levels of concentration risk.

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

ALLOWANCE FOR LOAN LOSSES     The allowance for loan losses was $7.5 million or 1.99 percent of net loans as of September 30, 2010 compared to $6.9 million or 1.78 percent of net loans as of December 31, 2009. The increase in the allowance for loan losses is primarily due to the continued uncertainty related to the weakness in the economy. Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $390,000 and $1.3 million for the quarter and nine months ended September 30, 2010, respectively, compared to $1.3 million and $2.2 million for the like periods in 2009. For the quarter and nine month ended September 30, 2010, net charge-offs were $284,000 and $695,000 compared to $1.2 million and $1.9 million for the like periods in 2009.

The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance based on a review of classified or non-performing loans for specific weaknesses and evaluation of those loans for impairment and loss exposure; (ii) a general allowance which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions.  Bancorp’s process is designed to account for credit deterioration as it occurs.  The adjustments are a result of management’s judgment about risks inherent in the portfolio and include such factors as loan quality trends, levels of and trends of non-accrual loans, past due loans, potential problem loans, criticized loan balances, net charge-offs and current economic and business conditions, among other factors and (iii) unallocated general allowances determined based on general economic conditions and other qualitative risk factors.  The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. At September 30, 2010 and December 31, 2009, the general allocated reserve was $5.8 million and $5.0 million, respectively. At September 30, 2010 and December 31, 2009, respectively, $601,000 and $1.2 million related to loans for which there was a specific reserve. The increase in the unallocated portion of the allowance for possible loan losses during 2010 is reflective of continued recessionary economic conditions. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	September 30, 2010	December 31, 2009
Commercial, industrial & agricultural	$1,403	$1,456
Real estate-residential & commercial	4,297	4,013
Consumer	732	683
Unallocated	1,066	731
Total	$7,498	$6,883

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,		Nine months ended,
(dollars in thousands)	2010	2009	2010	2009
Allowance as of beginning of period	$7,392	$5,629	$6,883	$5,450
Provision for loan losses	390	1,320	1,310	2,220
Charge-offs	(302)	(1,221)	(813)	(2,031)
Recoveries	18	70	118	159
Net charge-offs	(284)	(1,151)	(695)	(1,872)
Balance at end of period	$7,498	$5,798	$7,498	$5,798
Ratio of net charge-offs to average loans during the period	(0.30)%	(1.22)%	(0.24)%	(0.65)%
Ratio of allowance to net loans at end of period	1.99%	1.54%	1.99%	1.54%
Ratio of non-performing loans to allowance	113.00%	184.58%	113.00%	184.58%

ASSET QUALITY     Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At September 30, 2010, non-performing assets decreased to $14.2 million or 2.08 percent of total assets compared to $17.0 million or 2.63 percent as of December 31, 2009.

Non-accrual - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income.  Non-accruing loans decreased to $8.5 million as of September 30, 2010 compared to $10.7 million as of December 31, 2009 with $1.4 million of the December balance transferring into other real estate owned during 2010. Raw land, construction, and land development loans are the primary components of non-performing loans representing $5.5 million or 65.0% of non-performing loans as of September 30, 2010.

Restructured loans — Loans are considered restructured on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $5.6 million as of September 30, 2010, of which, $5.2 million was included in non-accrual loans.   Restructured loans included in impaired loans were $945,000 as of December 31, 2009, of which, $555,000 was included in non-accrual loans.

Other real estate owned —   Other real estate owned decreased to $5.7 million at September 30, 2010 from $6.3 million at December 31, 2009.  During 2010, Bancorp foreclosed on a non-accrual credit relationship of $1.4 million. In addition, Bancorp transferred the former Boulevard branch with a balance of $339,000 from other real estate owned back into bank premises for use as the bank’s consumer loan administrative facility. During 2010, three properties with a total of balance of $1.2 million were sold. As of September 30, 2010, Bancorp held five properties which represent three separate land development projects consisting of finished lots with a carrying balance of $3.4 million, two commercial real estate properties with a carrying balance of $2.3 million.

Valuation of the property occurs when it is foreclosed upon and annually thereafter. Based on current appraisals received and the decrease in fair market values of these real estate properties, Bancorp recorded a provision on other real estate owned of $170,000 and $435,000 for the quarter and nine months ended September 30, 2010. Bancorp plans to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of the non-accrual assets or other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	September 30, 2010	December 31, 2009
Non-accrual loans	$8,473	$10,742
Loans past due 90 days or more	—	—
Total non-performing loans	8,473	10,742
Other real estate owned	5,688	6,284
Total non-performing assets	$14,161	$17,026
Total non-performing loans to net loans	2.25%	2.78%
Total non-performing loans to total assets	1.25%	1.66%
Total non-performing assets to total assets	2.08%	2.63%

Impaired loans - At September 30, 2010, impaired loans decreased to $10.9 million compared to $24.4 million at December 31, 2009.  Four credit relationships of $6.8 million, accounted for 62.6 percent of impaired loans as of September 30, 2010. Impaired loans had specific reserve allocations of $601,000 and $1.2 million as of September 30, 2010 and December 31, 2009, respectively. All material loan restructurings have been included in impaired loans.

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

Potential problem loans —   Potential problem loans consist of loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis. As of September 30, 2010 and December 31, 2009, Bancorp had classified $19.1 million and $8.8 million, respectively, as other potential problem loans.

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

Total deposits increased to $576.3 million at September 30, 2010 compared to $545.4 million at December 31, 2009.  Within the total, core deposits increased $20.7 million and time deposits increased $10.2 million.  Core deposits, which consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts, represented 62.4 percent and 62.1 percent of total deposits at September 30, 2010 and December 31, 2009, respectively.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$74,445	12.9%	$73,839	13.5%
Interest bearing demand	99,246	17.2%	101,504	18.6%
Money market	86,913	15.1%	77,288	14.2%
Savings	99,065	17.2%	86,370	15.8%
Time	195,006	33.8%	182,441	33.4%
Brokered time deposits (CDARS)	21,661	3.8%	23,994	4.5%
Total deposits	$576,336	100.0%	$545,436	100.0%

OTHER BORROWINGS     Securities sold under agreement to repurchase decreased to $34.3 million at September 30, 2010 compared to $38.1 million as of December 31, 2009.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Investment securities with a carrying amount of $43.0 million, consisting of U.S. government agency debt securities and U.S. government agency residential mortgage-backed securities were pledged as collateral for securities sold under agreement to repurchase at September 30, 2010.  Securities sold under agreement to repurchase are overnight funds or borrowings that typically mature within one year.

Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings or federal funds purchased at September 30, 2010 or December 31, 2009.

CAPITAL RESOURCES     Stockholders’ equity increased to $67.5 million at September 30, 2010 from $62.9 million at December 31, 2009.  Book value per share at September 30, 2010 was $114.98 compared to a book value of $107.10 at December 31, 2009.

Bancorp has only one class of stock, which is common stock and at September 30, 2010, there were 774 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. Bancorp repurchased no shares of stock in 2010 or 2009.

Banking regulations require bank holding companies and banks to maintain certain minimum capital levels.  As the following table indicates as of September 30, 2010 and December 31, 2009, Skagit State Bancorp, Inc. and Skagit State Bank both exceeded the well-capitalized requirements.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$69,471	15.44%	$35,988	> 8.00%	$44,986	> 10.00%
Skagit State Bancorp, Inc.	$69,732	15.50%	$35,999	> 8.00%	$44,999	> 10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$63,825	14.19%	$17,994	> 4.00%	$26,991	> 6.00%
Skagit State Bancorp, Inc.	$64,084	14.24%	$18,000	> 4.00%	$26,999	> 6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$63,825	9.36%	$27,277	> 4.00%	$34,096	> 5.00%
Skagit State Bancorp, Inc.	$64,084	9.40%	$27,277	> 4.00%	$34,096	> 5.00%

As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$66,563	14.39%	$37,002	> 8.00%	$46,252	> 10.00%
Skagit State Bancorp, Inc.	$66,783	14.43%	$37,021	> 8.00%	$46,276	> 10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$60,768	13.14%	$18,501	> 4.00%	$27,751	> 6.00%
Skagit State Bancorp, Inc.	$60,985	13.18%	$18,510	> 4.00%	$27,765	> 6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$60,768	9.74%	$24,959	> 4.00%	$31,199	> 5.00%
Skagit State Bancorp, Inc.	$60,985	9.77%	$24,959	> 4.00%	$31,199	> 5.00%

LIQUIDITY

The majority of our funding comes from customer deposits within the Bank’s market area. In addition, funding needs are met through loan repayments, investment securities repayments, earnings and other borrowings through pre-approved credit lines. As of September 30, 2010 Bancorp had approximately $47.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $40.0 million pledged as collateral for borrowing at the Federal Reserve Discount Window, and unpledged marketable securities with a market value of $54.3 million available for funding needs.

Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 65.4 percent at September 30, 2010 compared to 70.9 percent at December 31, 2009, as a result of the increase in deposits and the decrease in loans.

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 75.8 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

The FDIC recently adopted a new deposit insurance fund restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by financial reform legislation passed in 2010.

The FDIC has required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012, and. The prepayment was collected on December 30, 2009, and was accounted for as a prepaid expense amortized over the prepayment period. In 2009, the FDIC also adopted a final rule revising its risk-based assessment system, which became effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.

The FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions in 2009. This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009, and collected on September 30, 2009. Based on our June 30, 2009 assets subject to the FDIC assessment, the special assessment was approximately $260,000. This special assessment was in addition to the regular quarterly risk-based assessment.

Despite the FDIC’s recently adopted plan to restore the deposit insurance fund, the fund may suffer additional losses in the future due to unexpected bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases, special assessments or prepayment requirements could have a material adverse effect on our financial condition and results of operations.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 9, 2010	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	November 9, 2010	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President Chief Financial Officer