Form 10-K
period 2010-12-31
Skagit State Bancorp, Inc.
filed 2011-03-10
CIK 1366986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on NASDAQ.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the most recent second quarter), was $81.5 million  (based on the June 30, 2010 market price of  $175 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 4, 2011 was:

Title of Class	Number of Shares Outstanding
Common Stock, No Par Value	588,346

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the Annual Report to Stockholders for the year ended December 31, 2010 are incorporated by reference into Part II of this Annual Report.

2.               Portions of the Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

S K A G I T  S T A T E  B A N C O R P, I N C.

2010 Annual Report on Form 10-K

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K or documents incorporated by reference. Skagit State Bancorp does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that actual results are likely to differ materially from these expressed in such forward looking statement.

ITEM 1.                  BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”). Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Skagit State Bancorp, Inc. is regulated by the Federal Reserve Bank.  The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2010, Bancorp had 779 shareholders of record owning 588,346 shares of the Bancorp’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and eleven other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. Bancorp provides a full range of banking services and products to both businesses and individuals. Bancorp operates its main office in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  As of December 31, 2010, Bancorp had total assets of $692.9 million.

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

Lending Activities.  Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Commercial Loans:  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Commercial Real Estate: Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures.

Other Real Estate Loans: Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.

Real Estate Construction: Real estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed. Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate.

Consumer Loans: Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

Additional information relating to “Loans” is set forth in the “Management Discussion and Analysis” section of the 2010 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

Additional information relating to “Deposits” is set forth in the “Management Discussion and Analysis” section of the 2010 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

Other Services.  Bancorp provides other traditional commercial and consumer banking services, including remote data capture, merchant card services, safe deposit box services, debit and automated teller machine cards, on-line banking, mobile banking, credit card services, savings bonds, cashiers’ checks, travelers’ checks, notary services, and other services.  New technologies and services are reviewed for business development and cost saving purposes.

Bancorp’s on-line banking service provides customers a convenient way to process balance inquiries, transfers, bill paying and other services.  Bancorp’s website address is www.skagitbank.com.

Employees

As of December 31, 2010, Bancorp had 164 full-time equivalent employees. None of the Bancorp’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group.  Management believes its employee relations to be good.

Supervision and Regulation

General

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to Skagit State Bancorp (the “Company”) and Skagit State Bank (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

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

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. As a result of the Dodd-Frank Act, prior restrictions on de novo branching by out of state banks have been removed. The Dodd-Frank Act generally permits all banks to branch into other states by opening a new branch or purchasing a branch from another financial institution, to the extent that banks chartered under the state in which the new branch is located can do so. In the past, the Interstate Act barred all financial institutions, except for thrifts, from branching into other states unless they purchased or merged with a bank located in the other state.

Dividends

The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the Department of Financial Institutions.  Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.”  Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During these challenging economic times, the federal banking regulators have actively enforced these provisions.

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

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

The Emergency Economic Stabilization Act of 2008

Emergency Economic Stabilization Act of 2008. In response to the market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 ( “EESA”) was enacted on October 3, 2008. EESA provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.  Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program, which funds were used to purchase preferred stock from qualifying financial institutions.  The Company received approval for participation in the TARP CPP, but determined not to participate in light of its strong capital position.

Temporary Liquidity Guarantee Program  Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased.  We initially elected to fully participate in both parts of the TLGP, however we elected not to participate in the extension of the deposit insurance coverage for non-interest bearing transactions accounts through December 31, 2010.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2011 and 2012 pursuant to applicable FDIC regulations, but the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  As a result, in February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity).  Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered.  The rule also revises the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets.  The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones

Insurance of Deposit Accounts.  The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013.  The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.  EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue upon expiration of the TLGP until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law.  The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation (i) centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws; (ii) applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies; (iii) requires the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction; (iv) changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital; (v) requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight; (vi) makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts; (vii) removes prior restrictions on interstate de novo branching; and (viii) repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally.  However, based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the US economy, the Company and the Bank cannot be predicted with certainty.

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.

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

The continued challenging economic environment could have a material adverse effect on our future results of operations or trading price of our stock.

The national economy, and the financial services sector in particular, are still facing significant challenges.   Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties, Washington, markets facing many of the same challenges as the national economy, including elevated unemployment and declines in commercial and residential real estate.  Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  A further deterioration in economic conditions in the nation as a whole or in the markets we serve or a protracted recovery period could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

•                  economic conditions may worsen, increasing the likelihood of credit defaults by borrowers;

•                  loan collateral values, especially as they relate to commercial and residential real estate, may decline further, thereby increasing the severity of loss in the event of loan defaults;

•                  demand for banking products and services may decline, including services for low cost and non-interest-bearing deposits; and

•                  changes and volatility in interest rates may negatively impact the yields on earning assets and the cost of interest-bearing liabilities.

Bancorp’s concentration in real estate loans could adversely affect Bancorp’s earnings in an economic downturn.

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 75 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems.

Approximately 48% of our loan portfolio as of December 31, 2010 was comprised of loans to a group of approximately 44 customers.  If any material portion of those customers ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By closely monitoring our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if the economy continues to deteriorate, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  As a result, future additions to the allowance at elevated levels may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of actual events being different from assumptions used by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

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

Bancorp’s profitability and cash flows are dependent to a large extent upon net interest income. Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions, and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest paid on deposits increases at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decreases faster than interest paid on deposits.

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

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly reporting company, Bancorp is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations or federal, state or local legislation or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on Bancorp and its operations. Changes in laws and regulations may also increase Bancorp’s expenses by imposing additional fees or taxes or restrictions on its operations. Additional legislation and regulations that could significantly affect Bancorp’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on Bancorp’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to Bancorp’s reputation, all of which could adversely affect our business, financial condition or results of operations.

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

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions, such as our banking subsidiary.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and financial condition of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems, losses of depositors, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need.

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, and there may be additional future premium increases and special assessments.

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012.

The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

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

Bancorp is headquartered in Burlington, Washington. The building at 301 East Fairhaven Avenue is owned by Bancorp and houses a branch and administrative offices. Bancorp completed construction and occupied the building in 1961. There is also a building at 121 North Spruce Street in Burlington, a building at 323 E. Fairhaven Avenue and at 327 E. Fairhaven Avenue in Burlington that houses some of the administrative offices. There are eleven branches in addition to the head office.

Bancorp owns the buildings and land occupied by twelve (12) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2010, the net book value of Bancorp’s premises and equipment was $10.8 million.

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

ITEM 4.	[REMOVED AND RESERVED]

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp has only one class of stock, which is common stock and at December 31, 2010, there were 779 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur periodically.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp may also repurchase shares from existing shareholders.  Bancorp did not repurchase any shares for year ended 2010.

The table below indicates the high and low market price of Bancorp stock and the cash dividends paid over the last two years.  The stock transfer records maintained by the Bank, as transfer agent, indicate that there have been limited transactions involving Bancorp’s stock.  The price information shown in the following table is to the best knowledge of management based upon information provided informally by the parties to the transactions.  No assurance can be given that such prices are representative of the actual market value of the Common Stock, particularly because of the limited trading in Bancorp’s stock.

Year Ended 12/31/2010

	Market Price		Cash Dividend
	High	Low	Declared
1st Qtr	$200.00	$150.00	$—
2nd Qtr	200.00	150.00	1.75
3rd Qtr	170.00	150.00	—
4th Qtr	160.00	150.00	2.25

Year Ended 12/31/2009

	Market Price		Cash Dividend
	High	Low	Declared
1st Qtr	$205.00	$161.00	$—
2nd Qtr	200.00	166.67	2.25
3rd Qtr	193.00	175.00	—
4th Qtr	185.00	150.00	1.25

The following table summarizes information about the Company’s equity compensation plan as of December 31, 2010.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	28,955	$173.89	69,608

ITEM 6.	SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2010 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Bancorp’s management, including the President/Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on that evaluation, the President/CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Bancorp’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control system has been designed to provide reasonable assurance to Bancorp’s management and Board of Directors regarding the preparation and fair presentation of Bancorp’s published financial statements. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Bancorp’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of Bancorp’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on Bancorp’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of Bancorp’s financial statements would be prevented or detected.

Pursuant to Section 404(c) of the Sarbanes-Oxley Act and amended rules promulgated thereunder, as a non-accelerated filer, Bancorp is not required to obtain an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Directors” and “Compliance with Section 16(a) Filing Requirements” in Bancorp’s definitive 2011 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)	Schedules: None

(a)(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007(2)

10.3*	2005 Incentive Stock Plan(3)

10.4*	Restricted Stock Agreement(3)

10.5*	Form of Stock Option Agreement(3)

13	Portions of the 2010 Annual Report

14	Code of Ethics (4)

23	Consent of Moss Adams, LLP

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 10, 2011	By:	/s/ Cheryl R. Bishop
Cheryl R. Bishop, President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

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