Form 10-Q
period 2011-03-31
Skagit State Bancorp, Inc.
filed 2011-05-10
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the issuer’s Common Stock outstanding at May 4th, 2011 was 588,346.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.       Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	March 31, 2011	December 31, 2010
ASSETS
ASSETS
Cash and due from banks	$10,759	$10,461
Federal funds sold	71,167	80,413
Investment securities
Available-for-sale, at fair value	214,516	180,971
Held-to-maturity, at amortized cost	38,308	38,367
Loans held for sale	—	78
Loans	358,968	365,319
Allowance for loan losses	(7,346)	(7,079)
Net loans	351,622	358,240
Bank premises and equipment, net	10,671	10,772
Other real estate owned	4,334	5,813
Accrued interest receivable	2,400	2,521
Other assets	5,349	5,235
TOTAL ASSETS	$709,126	$692,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$527,956	$511,782
Non-interest-bearing	78,372	79,099
Total deposits	606,328	590,881
Other borrowings	34,464	34,118
Other liabilities	1,472	1,900
Total liabilities	642,264	626,899
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 587,639 and 587,377 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	12,601	12,541
Accumulated other comprehensive income, net of tax	1,494	1,639
Retained earnings	52,767	51,792
Total stockholders’ equity	66,862	65,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,126	$692,871

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31,
(dollars in thousands except per share data)	2011	2010

INTEREST INCOME
Interest and fees on loans	$4,905	$5,640
Investment securities
Taxable	1,108	1,018
Exempt from federal income tax	257	274
Federal funds sold	52	49
Total interest income	6,322	6,981
INTEREST EXPENSE
Deposits	1,180	1,520
Other borrowings	74	82
Total interest expense	1,254	1,602
NET INTEREST INCOME	5,068	5,379
Provision for loan losses	325	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,743	4,829
NON-INTEREST INCOME
Service charges on deposits	787	713
Other	175	181
Gains on sale of assets and loans	78	51
Total non-interest income	1,040	945
NON-INTEREST EXPENSES
Salaries	1,860	1,905
Payroll taxes and employee benefits	475	496
Provision for other real estate owned losses	213	20
Bank premises and equipment	187	228
Occupancy	182	197
Loan collection and OREO expenses	135	91
Advertising	220	157
Deposit Insurance	246	230
Other	1,074	1,023
Total non-interest expenses	4,592	4,347
INCOME BEFORE PROVISION FOR INCOME TAX	1,191	1,427
PROVISION FOR INCOME TAX
Provision for income tax	216	218
NET INCOME	$975	$1,209
BASIC EARNINGS PER SHARE	$1.66	$2.06
DILUTED EARNINGS PER SHARE	$1.66	$2.05

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Three months ended March 31, 2011 and 2010

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	1,209	1,209	$1,209
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $284	—	—	552	—	552	552
Total other comprehensive income						552
Comprehensive income						$1,761
Stock compensation expense and restricted stock awards	289	64	—	—	64
BALANCE, March 31, 2010	587,194	$12,367	$2,424	$49,891	$64,682

BALANCE, January 1, 2011	587,377	$12,541	$1,639	$51,792	$65,972
Comprehensive income:
Net income	—	—	—	975	975	$975
Other comprehensive income:
Unrealized losses on available-for-sale securities, net of tax benefit of $75	—	—	(145)	—	(145)	(145)
Total other comprehensive income						(145)
Comprehensive income						$830
Stock compensation expense and restricted stock awards	262	60	—	—	60
BALANCE, March 31, 2011	587,639	$12,601	$1,494	$52,767	$66,862

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Three months ended March 31,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$975	$1,209
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	325	550
Provision for other real estate owned losses	213	20
Depreciation	156	212
Gains on sale of other real estate owned	(18)	—
Gains on loans held for sale	(60)	(51)
Amortization of investment security premiums and discounts, net	91	(29)
Stock compensation for employee services	60	64
Changes in operating assets and liabilities
Originations of loans held for sale	(2,256)	(3,976)
Proceeds from sales of loans held for sale	2,394	3,940
Decrease in interest receivable	121	145
Increase in other assets	(39)	(167)
(Decrease) increase in other liabilities	(428)	148
Net cash flows from operating activities	1,534	2,065
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	13,417	8,697
Purchases of investment securities — available-for-sale	(47,274)	(5,000)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	61	1,032
Purchases of investment securities — held-to-maturity	—	(1,457)
Net (increase) decrease in federal funds sold	9,246	(31,558)
Net decrease in loans	7,576	2,503
Purchase of premises and equipment	(55)	(97)
Net cash flows from investing activities	(17,029)	(25,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	20,546	13,884
Net increase (decrease) in time deposits	(5,099)	8,542
Net increase (decrease) in other borrowings	346	(2,950)
Net cash flows from financing activities	15,793	19,476
NET CHANGE IN CASH AND DUE FROM BANKS	298	(4,339)
CASH AND DUE FROM BANKS, beginning of period	10,461	14,441
CASH AND DUE FROM BANKS, end of period	$10,759	$10,102
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$375
Cash paid during the period for interest	$1,273	$1,663
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$126	$1,419
Property sold through seller financing	$1,409	$—

 See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2010 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

Critical Accounting Policies: Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Bancorp considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Bancorp’s consolidated financial statements. Management has identified specific accounting policies that due to judgments, estimates and assumptions and economic assumptions which may prove inaccurate or are subject to variation that may significantly affect our reported results of operations and financial positions for the periods presented or in future periods.  These policies relate to the determination of the allowance for loan losses, deferred income taxes and the valuation of real estate owned and investment securities. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications: Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such classifications have no affect on net income.

Subsequent Events: Subsequent events are events or transactions that occur after the balance sheet date, but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet.  Non-recognized subsequent events are events that provided evidence about conditions that did not exist at the date of the balance sheet, but arose after that date. Bancorp has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued.

Loans Held-for-Sale: Loans originated and intended for sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are recognized on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans: Loans are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees including commitment fees and direct loan origination costs are capitalized and the net amount is amortized into interest income as an adjustment to the loan yield.

Risk-Rating System: The Bank risk rates the commercial loan portfolio on a nine scale system and the Bank’s consumer loans are risk rated on a four scale system. Risk ratings in both scales are based on levels of risk as defined by the internal risk rating guidance within the Bank’s Loan Policy.  A commercial loan’s risk rating may change as risk factors change throughout the life of the loan.  In contrast, consumer loan ratings are based on an individual borrower’s overall credit history at loan origination and are therefore, primarily based on payment performance. Consumer loans retain their original risk rating during the life of the loan, unless payment performance or other information indicates the loans should be moved to nonaccrual, at which time the loan is risk rated substandard.  Risk ratings are reviewed through various channels including the loan approval process, the loan reporting process, an external loan review process and through the regulatory review process. For risk-rating purposes, commercial, commercial real estate, other real estate and real estate construction segments are typically graded using the commercial risk ratings.

Impairment: A loan is considered impaired when management determines that it is probable that Bancorp will be unable to collect all amounts of principal and interest as scheduled in the loan agreement. Impaired loans include all non-accrual loans and all troubled debt restructuring and other loans that management considers to be impaired. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan or the estimated fair value of the loan’s collateral. Payments received on impaired nonaccrual loans are generally applied to principal, while payments received on impaired accruing loans are applied according to the contractual terms of the loan.

Delinquency and Non-accrual: Loans are defined as delinquent when any payment of principal and/or interest is past due. Loans are placed on nonaccrual status when, in the opinion of management, the collection of full principal and interest is doubtful or when the loan becomes 90 or more days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Payments received on nonaccrual loans are generally applied to principal.  However, based on management’s assessment of the ultimate collectability of a nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to accrual status when the loan is brought current and when management determines that circumstances have improved and there has been a sustained period of repayment performance by the borrower.

Troubled Debt Restructures: Loan are reported as troubled debt restructures when Bancorp grants a concession to the borrower experiencing financial difficulties that would it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest or providing a lower interest rate than “market” for loans of similar risk.  Interest income on restructured loans is recognized pursuant to the terms of a new loan agreement. At March 31, 2011 there was $5.7 million in troubled debt restructures with $1.0 million in commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

Allowance for Loan Losses: The allowance for loan losses represents management’s best estimate of losses inherent in the portfolio and is evaluated on a regular basis and reviewed by the Board of Directors.  In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent third party credit reviews. The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance, which is based on a review of substandard or non-accrual loans for specific weaknesses and evaluation of those loans for impairment and loss exposure; (ii) a general allowance, which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions. The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance.

The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and estimated value of any underlying collateral. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Bancorp’s evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Further information regarding Bancorp’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 7 Allowance for Loan Losses in the accompanying notes to consolidated financial statements found elsewhere is this report.

Commitments: In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Note 2:         NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASU 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for Bancorp for interim and annual periods beginning after December 15, 2010. The adoption of the disclosure requirements had no impact on Bancorp’s financial position, results of operations, and earnings per share.

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASU 310 and expands required disclosures for the Financing Receivables and the Allowance for Loan and Lease Losses.  The objective of these enhanced disclosures is to improve financial statements users’ understanding of (i) the nature of a company’s credit risk associated with financing receivables and (ii) the company’s assessment of risk in estimating its allowance for loan and lease losses as well as changes in the allowance and the reasons for those changes. These disclosures with the exception of the troubled debt restructurings disclosure were implemented by the Bank on December 31, 2010.  In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) — Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Deferral. These amended disclosures requirements relating to troubled debt restructures are effective for the interim or annual periods beginning on or after June 30, 2011 and are to be applied retrospectively to the beginning of the annual period of adoption.  Bancorp does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3:         EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

	Three months ended March 31,
(dollars in thousands except share and per share amounts)	2011	2010
Numerator:
Net income	$975	$1,209
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	587,496	587,043
Effect of dilutive securities:
Stock options and unvested restricted stock grants	850	1,472
Denominator for diluted earning per share - Weighted average shares outstanding	588,346	588,515
Basic earnings per share	$1.66	$2.06
Diluted earnings per share	$1.66	$2.05

Note 4:         STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at March 31, 2011 there were 69,608 common shares available for grant. Total equity compensation expense was $60,000 for the three months ended March 31, 2011 and $64,000 for the like period in 2010.

Stock Options: No grants of options were awarded for the three months ended March 31, 2011 or the twelve months ended December 31, 2010.  The unrecognized share-based compensation cost relating to stock option expense at March 31, 2011 was $292,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the three months ended March 31, 2011. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,986	$179.91	6.60	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding at March 31, 2011	27,986	$179.91	6.35	$—
Exercisable at March 31, 2011	17,186	$175.72	5.95	$—

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

The unrecognized share-based compensation cost relating to restricted stock awards expense at March 31, 2011 was $108,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the three months ended March 31, 2011 or for the twelve months ended December 31, 2010.  The total intrinsic value of stock awards exercised and vested during the three months ended March 31, 2011 was $42,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the three months ended March 31, 2011.

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	969	1.90	$145
Granted	—
Vested	262		42
Forfeited	—
Outstanding at March 31, 2011	707	1.57	$113

Note 5:         INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

March 31, 2011

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$119,539	$532	$296	$119,775
Residential mortgage-backed securities and collateralized mortgage obligations	83,994	2,582	824	85,752
State and political subdivisions	8,719	320	50	8,989
Total available-for-sale	212,252	3,434	1,170	214,516
Held-To-Maturity Securities
State and political subdivisions	38,308	892	63	39,137
Total held-to-maturity	38,308	892	63	39,137
Total investment securities	$250,560	$4,326	$1,233	$253,653

December 31, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$85,474	$612	$311	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	84,510	2,718	797	86,431
State and political subdivisions	8,504	323	62	8,765
Total available-for-sale	178,488	3,653	1,170	180,971
Held-To-Maturity Securities
State and political subdivisions	38,367	730	235	38,862
Total held-to-maturity	38,367	730	235	38,862
Total investment securities	$216,855	$4,383	$1,405	$219,833

The following tables show the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of the dates indicated;

March 31, 2011

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$43,898	$296	$—	$—	$43,898	$296
Residential mortgage-backed securities and collateralized mortgage obligations	28,477	824	—	—	28,477	824
State and political subdivisions	1,139	50	—	—	1,139	50
Total available-for-sale	73,514	1,170	—	—	73,514	1,170
Held-To-Maturity Securities
State and political subdivisions	5,476	63	—	—	5,476	63
Total held-to-maturity	5,476	63	—	—	5,476	63
Total investment securities	$78,990	$1,233	$—	$—	$78,990	$1,233

December 31, 2010

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$35,373	$311	$—	$—	$35,373	$311
Residential mortgage-backed securities and collateralized mortgage obligations	24,599	797	—	—	24,599	797
State and political subdivisions	1,128	62	—	—	1,128	62
Total available-for-sale	61,100	1,170	—	—	61,100	1,170
Held-To-Maturity Securities
State and political subdivisions	12,076	235	—	—	12,076	235
Total held-to-maturity	12,076	235	—	—	12,076	235
Total investment securities	$73,176	$1,405	$—	$—	$73,176	$1,405

At March 31, 2011, Bancorp held no security in the available-for-sale portfolio or in the held-to-maturity portfolio that had an unrealized loss for more than one year.  Bancorp does not intend to sell securities that are identified as temporarily impaired nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management believes the nature of the securities in the investment portfolio present a high probability of collecting all contractual amounts due.  Based on the evaluation, management has determined that no investment security in Bancorp’s investment portfolio is other-than-temporarily impaired.  There were 30 securities in an unrealized loss position as of March 31, 2011.

Available-for-sale investment securities with a carrying value of $91.7  million and $96.0 million as of March 31, 2011 and December 31, 2010, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase, Treasury Tax and Loan payments, and Federal Reserve Bank discount window borrowings. There were no sales of securities for the three months ended March 31, 2011 and March 31, 2010.

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2011
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$14,179	$14,255	$8,515	$8,560
1-5 years	93,171	93,783	8,637	8,924
5-10 years	16,585	16,460	13,360	13,568
Over 10 years	4,323	4,266	7,796	8,085
Residential mortgage-backed securities and collateralized mortgage obligations	83,994	85,752	—	—
Total investment securities	$212,252	$214,516	$38,308	$39,137

Note 6:         LOANS

The major segments and classes of loans, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$65,202	$69,177
Commercial real estate
Raw land and land development	37,884	37,233
Other commercial real estate	65,082	65,516
Other real estate
Residential	33,218	34,681
Farmland and owner occupied nonfarm nonresidential	113,652	115,291
Real estate construction
Commercial	892	826
Residential	3,454	3,210
Consumer
Home equity	24,320	23,522
Credit cards and other consumer	15,956	16,622
	$359,660	$366,078
Less deferred loan fees	(692)	(759)
Total Loans	$358,968	$365,319

Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans. Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties.

Commercial Loans: Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans. These loans may have short or long term maturities. Such loans include working capital advances, term loans and loans to individuals for business purposes. Term loans may involve greater risk than do short term loans because the length of time the credit is outstanding increases the probability a future event may impact identified repayment sources. Term loans are generally secured because of this potential for greater risk.

Commercial Real Estate: Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures. The primary repayment source for non-owner occupied real estate comes from the rental or lease income and the underlying cash flows generated by the occupant tenant. Risks include the tenants ability to pay rents and because the length of time the term loan is outstanding it increases the probability that future events may impact these identified repayment sources.

Land development financing usually involves the purchase of land and lot development in anticipation of further construction or sale of the property. The full value of the collateral does not exist at the time the land development loan is granted and completion of the project within specified costs and time limits results in additional risk. The primary repayment source for a land development loan is dependent on the value of the underlying real estate which is subject value variation resulting from various economic conditions.

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

Other Real Estate Loans: Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.  Repayment comes from the cash flow of the ongoing operations and activities conducted by the party, or affiliate of the party, or individual who owns the property. Term loans involve risk because the length of time the loan is outstanding increases the probability that a future event may impact identified repayment sources or the underlying real estate collateral values may change.

Real Estate Construction:  Real estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed.

Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate. Repayment for construction loans is generally from a long term loan either provided by the Bank or another lender.

Residential construction loans may be made to builders on a speculative basis or with a prearranged sale in place. These loans also may be made to individuals for the purpose of constructing their own residence. The full value of the collateral does not exist at the time the loan is granted and the construction project must be monitored to ensure it is completed within specified costs and time frames. Because of the short term nature of these loans collateral valuation changes is less typical.

Consumer Loans: Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments. The primary risk in consumer loans resides in the home equity portfolio which is secured by housing assets, the value of which has historically performed well; however, housing asset valuations are subject to economic conditions which may impact these values.

Bancorp originates both variable and fixed-rate loans.  At March 31, 2011 and December 31, 2010, $153.9 million and $157.1 million of loans outstanding were variable rate loans. Loans participations sold to others totaled $2.9 million and $3.1 million as of March 31, 2011 and December 31, 2010.  Bancorp does originate loans intended for sale which are carried at the lower of aggregate cost or fair value. As of March 31, 2011 and December 31, 2010, Bancorp held $0 and $78,000 as loans held-for-sale.  There were no sales of loans, other than sales of loans originated as loans held for sale.  In addition, no loans were reclassified to held-for-sale and Bancorp acquired no loans with deteriorated credit quality. The following table is an aging analysis of past due loans as of March 31, 2011 and December 31, 2010:

March 31, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$86	$—	$86	$3,801	$61,315	$65,202
Commercial real estate
Raw land and land development	991	—	—	991	4,830	32,063	37,884
Other commercial real estate	—	—	—	—	1,116	63,966	65,082
Other real estate
Residential	—	—	—	—	1,208	32,010	33,218
Farmland and owner occupied nonfarm nonresidential	620	127	—	747	6,212	106,693	113,652
Real estate construction
Commercial	—	—	—	—	—	892	892
Residential	—	—	—	—	1,032	2,422	3,454
Consumer
Home equity	—	—	—	—	104	24,216	24,320
Credit cards and other consumer	116	19	—	135	45	15,776	15,956
Total	$1,727	$232	$—	$1,959	$18,348	$339,353	$359,660

December 31, 2010

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$50	$—	$50	$3,699	$65,428	$69,177
Commercial real estate
Raw land and land development	—	—	—	—	4,568	32,665	37,233
Other commercial real estate	68	—	—	68	1,135	64,313	65,516
Other real estate
Residential	72	—	—	72	1,047	33,562	34,681
Farmland and owner occupied nonfarm nonresidential	—	—	—	—	1,209	114,082	115,291
Real estate construction
Commercial	—	—	—	—	—	826	826
Residential	—	—	—	—	968	2,242	3,210
Consumer
Home equity	—	—	—	—	105	23,417	23,522
Credit cards and other consumer	141	69	—	210	63	16,349	16,622
Total	$281	$119	$—	$400	$12,794	$352,884	$366,078

The following is a summary of impaired loans as of the dates indicated:

	March 31, 2011
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$4,325	$49	$3,752	$1,260	$3,801
Raw land and land development	6,138	2,058	3,764	445	5,822
Other commercial real estate	1,119	1,116	—	—	1,116
Residential	1,293	753	455	39	1,208
Farmland and owner occupied nonfarm nonresidential	6,375	6,252	—	—	6,252
Construction-commercial	—	—	—	—	—
Construction-residential	1,530	1,032	—	—	1,032
Consumer-home equity	108	—	104	25	104
Credit cards and other consumer	65	45	—	—	45
Total	$20,953	$11,305	$8,075	$1,769	$19,380

	December 31, 2010
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$4,245	$317	$3,382	$540	$3,699
Raw land and land development	5,880	2,285	2,283	350	4,568
Other commercial real estate	1,138	1,135	—	—	1,135
Residential	1,236	1,021	26	2	1,047
Farmland and owner occupied nonfarm nonresidential	6,409	6,286	—	—	6,286
Construction-commercial	—	—	—	—	—
Construction-residential	1,467	968	—	—	968
Consumer-home equity	109	—	105	13	105
Credit cards and other consumer	78	51	12	1	63
Total	$20,562	$12,063	$5,808	$906	$17,871

	March 31, 2011		December 31, 2010
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,750	$—	$1,691	$4
Raw land and land development	5,195	3	6,599	169
Other commercial real estate	1,126	1	1,074	99
Residential	1,128	—	1,659	76
Farmland and owner occupied nonfarm nonresidential	6,270	—	3,745	140
Construction-commercial	—	—	—	—
Construction-residential	1,000	—	1,645	44
Consumer-home equity	105	—	84	—
Credit cards and other consumer	54	—	80	—
Total	$18,628	$4	$16,577	$532

Risk Rating System: An effective risk rating system provides information for use in determining the overall level of the allowance for loan loss. Accurate and timely risk rating recognition is a primary component of an effective risk rating system. Risk ratings are reviewed through various channels including the loan approval process, the loan approval and reporting process, an external loan review process and through the regulatory review process. Bancorp risk rates the commercial loan portfolio on a nine scale system and Bancorp’ consumer loans are risk rated on a four scale system. Risk ratings in both scales are based on levels of risk as defined by the internal risk rating guidance within the bank’s loan policy.  A commercial loan’s risk rating may change as risk factors change throughout the life of the loan, while with consumer loans the original risk rating assigned at loan origination remains for the life of the loan except when a consumer loan is moved to nonaccrual at which time it is risk rated a substandard loan.

For risk-rating purposes, commercial, commercial real estate, other real estate and real estate construction segments are typically graded using the commercial risk ratings.  The risk ratings used for commercial loans are as follows:

Pass: This group includes four distinct risk rating categories. The lowest level of risk in the pass categories are loans that are substantially free of risk primarily because these loans are secured by deposits held at the bank to the highest level of risk category in the pass categories which have been identified as loans that have acceptable levels of risk. Loans in this last category are acceptable, but also susceptible to deterioration. Loans in this category represent the typical borrower for the Bank and are considered to be representative of the majority of borrowers in the bank’s market place.

Watch: These are loans where the borrower is performing; however, some characteristics exist that require Bancorp to apply more than the usual management attention to an acceptable loan. This risk rating indicates that according to current information the borrower has the capacity to perform according to the terms of the loan documents; however some level of uncertainty exists. This is typically a temporary risk rating with the identified characteristics that caused this Watch risk rating likely to be clearer in the near term.

Special Mention:-These loans have potential weaknesses that deserve management’s close attention. If not checked or left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects by the borrower or in Bancorp’s credit position at some future date. Special mention loans have potential weaknesses caused by characteristics which corrective actions could remedy. These characteristics include, but are not limited to, loans not performing as originally structured due to economic events or industry conditions. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned. Special mention loans do not expose Bancorp to sufficient risk to warrant an adverse classification to substandard.

Substandard: These loans have a well defined weakness that jeopardizes the orderly liquidation of the loan and are inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss is envisioned at this time. Substandard commercial loans are characterized by the distinct possibility that the Bank will sustain some loss if the identified weaknesses are not corrected. Loss potential, while existing in the aggregate amount of all substandard commercial loans, does not have to exist in an individual loan risk rated substandard.

The four risk ratings for consumer loans are as follows:

Risk Ratings A-D: Consumer loan risk rating categories are based on two factors; charge off expectation and bankruptcy expectation. The Bank utilizes a credit reporting agency to provide scores for charge off expectation and bankruptcy expectation for each consumer borrower at loan origination. The loan is then assigned a risk rating, with the lowest level of risk (A) to the highest level of risk (D).

No Rating: This category includes small performing commercial loans that were originated prior to the Bank’s implementation of the current risk rating system and consumer credit cards. Each consumer credit card is risk rated at loan origination based on the consumer loan risk rating categories, however Bancorp outsources the processing and servicing of its credit card portfolio and their system does not provide for credit card portfolio risk rating identification. Bancorp believes the risk rating mix for credit cards is similar to the risk rating mix for its consumer loan portfolio.

Two additional risk ratings are available for both consumer and commercial loans:

Doubtful: These loans have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, highly questionable or improbable. A doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific reasonable factors which may strengthen the credit in the near term.

Loss: These loans have balances in excess of the calculated current fair value which are considered uncollectible. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

The following tables present Bancorp’s risk rating loan balances by class as of the dates indicated:

March 31, 2011

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$51,412	$5,305	$2,551	$5,934	$—	$65,202
Commercial real estate
Raw land and land development	24,821	69	1,330	10,672	45	36,937
Other commercial real estate	59,408	—	2,491	3,168	15	65,082
Other real estate
Residential	16,394	450	692	2,124	494	20,154
Farmland and owner occupied nonfarm nonresidential	88,098	8,179	5,610	11,264	261	113,412
Real estate construction
Commercial	564	—	—	328	—	892
Residential	1,687	—	—	1,113	—	2,800
Consumer
Home equity	1,802	—	490	243	—	2,535
Credit cards and other consumer	—	—	—	45	—	45
Total	$244,186	$14,003	$13,164	$34,891	$815	$307,059

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	531	324	92	—	—	947
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	8,903	2,492	855	814	—	13,064
Farmland and owner occupied nonfarm nonresidential	240	—	—	—	—	240
Real estate construction
Commercial	—	—	—	—	—	—
Residential	31	285	—	338	—	654
Consumer
Home equity	16,240	3,062	1,498	932	53	21,785
Credit cards and other consumer	7,387	1,591	719	584	5,630	15,911
Total	$33,332	$7,754	$3,164	$2,668	$5,683	$52,601

December 31, 2010

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$54,940	$6,744	$1,136	$6,352	$5	$69,177
Commercial real estate
Raw land and land development	23,174	800	2,029	10,599	47	36,649
Other commercial real estate	57,342	358	5,548	2,253	15	65,516
Other real estate
Residential	17,091	452	559	1,952	505	20,559
Farmland and owner occupied nonfarm nonresidential	88,266	8,263	4,426	13,756	320	115,031
Real estate construction
Commercial	498	—	—	328	—	826
Residential	1,741	—	—	968	—	2,709
Consumer
Home equity	1,367	—	500	245	—	2,112
Credit cards and other consumer	—	—	—	63	—	63
Total	$244,419	$16,617	$14,198	$36,516	$892	$312,642

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	164	326	94	—	—	584
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	9,715	2,485	1,129	793	—	14,122
Farmland and owner occupied nonfarm nonresidential	260	—	—	—	—	260
Real estate construction
Commercial	—	—	—	—	—	—
Residential	215	155	—	131	—	501
Consumer
Home equity	16,195	2,677	1,537	949	52	21,410
Credit cards and other consumer	7,586	1,663	754	581	5,975	16,559
Total	$34,135	$7,306	$3,514	$2,454	$6,027	$53,436

Note 7:         ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s best estimate of losses inherent in the portfolio and is evaluated on a regular basis and reviewed by the Board of Directors. The allowance for possible loan losses include allowance allocations in accordance with Accounting Standards Codification (ASC) Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”  In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent third party credit reviews. Bancorp’s process is designed to account for credit deterioration as it occurs.  The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and estimated value of any underlying collateral. These evaluations are inherently subjective and it requires management to make numerous assumptions, estimates and judgments that are susceptible to significant revision as more information becomes available.

While Bancorp believes that it uses the best information available to determine the allowance for loan losses and that our processes adequately address the various components that could potentially result in credit losses, the processes and the various components include features that may be susceptible to significant change. There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require Bancorp to make qualitative judgments. Unforeseen market conditions and unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact Bancorp’s results of operations in future periods. Also, growth of the loan portfolio and a further decline in the performance of the economy, in general, or a further decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows which may require additional provisions to our allowance for loan losses. The ultimate recovery of loans is susceptible to future market factors beyond Bancorp’s control. Additionally, loans are subject to examinations by regulators, who, based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses. The allowance consists of specific, general and unallocated components.

Specific Valuation Allowance: A specific valuation allowance is established based on a review of impaired loans for specific weaknesses, impairment and loss exposure.  A loan is considered impaired when management determines that it is probable that Bancorp will be unable to collect all contractual amounts of principal and interest as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The assessment for impairment occurs when and while loans are designated as substandard per Bancorp’s internal risk rating system or when and while such loans are on non-accrual.  Generally, substandard or non-accrual loans are reviewed for impairment and are analyzed individually on a quarterly basis. Smaller balance loans, including commercial loans under the threshold or consumer and credit card loans, may be grouped with other loans in its product type and risk grade category for reserve purposes. In general, the specific allocation for a loan is equal to the impairment measured by ASC 310.  If the loan is collateral dependent, a specific reserve is established when the value of the loan collateral is less than Bancorp’s recorded investment in the loan.  If the loan is not collateral dependent, a specific allocation is established when the discounted cash flow is less than Bancorp’s recorded investment in the loan.

General Allowance: The general allowance is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions.  Bancorp’s loan portfolio is broken into different loan types and different risk ratings.  For real estate and commercial loans, Bancorp uses historical loss experience factors by loan category, adjusted for changes in trends and conditions, to help determine an indicated allowance for each category based on individual risk ratings. In addition, other factors are considered in the analysis including volumes and trends of delinquencies, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, and expected losses on loans secured by real estate, new policies, economic conditions, concentrations of credit risk, management’s judgment about risks inherent in the portfolio and the experience and abilities of lending personnel are also taken into consideration. Historical loss rates for commercial and real estate types loans are established by examining historical charge-off data for each pool of loans, typically over the last 5 years (although the period may be shortened based on current and expected trends and conditions). Bancorp’s process is designed to account for credit deterioration as it occurs. Loss factor rates for consumer loans are based on West Coast consumer loan loss statistics from Equifax and the loss factors for Credit Cards are based on Federal Reserve Statistical loss rates.

Unallocated General Allowance: An unallocated general allowances is established based on an additional review of the adequacy of the allowance on the loan portfolio in its entirety, as well as our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks. The unallocated allowance also provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance.

The following is an analysis of the changes in the allowance for loan losses as of March 31, 2011, and 2010:

(dollars in thousands)

Allowance for loan losses:

March 31, 2011	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,494	$2,564	$1,400	$67	$855	$699	$7,079
Loans charged off	—	—	—	—	(92)	—	(92)
Recoveries	3	—	—	—	31	—	34
Provision (benefit)	659	(243)	(125)	23	10	1	325
Balance, end of period	$2,156	$2,321	$1,275	$90	$804	$700	$7,346

Ending balance: individually evaluated for impairment	$1,260	$445	$39	$—	$25	$—	$1,769
Ending balance: collectively evaluated for impairment	$896	$1,876	$1,236	$90	$779	$700	$5,577

Loans Receivables:
Ending balance	$65,202	$102,966	$146,870	$4,346	$40,276		$359,660
Ending balance: individually evaluated for impairment	$3,801	$6,938	$7,460	$1,032	$149		$19,380
Ending balance: collectively evaluated for impairment	$61,401	$96,028	$139,410	$3,314	$40,127		$340,280

(dollars in thousands)
Three months ended March 31, 2010
Allowance as of beginning of period	$6,883
Provision for loan losses	550
Charge-offs	(188)
Recoveries	35
Net charge-offs	(153)
Balance at end of period	$7,280

Note 8:         COMMITMENTS

Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, provide funds under existing lines of credit, standby letters of credit and municipal warrants. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to originate loans or provide funds under existing lines of credit or to fund municipal warrants are agreements to lend to a customer as long as there is no violation of conditions established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses. Total commitment amounts may not necessarily represent future cash-flow requirements. Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Commercial and standby letters of credit are granted primarily to commercial borrowers and are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bancorp has not incurred any losses on its letter of credit commitments in 2011 or 2010.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2011: (dollars in thousands)

Unfunded commitments to extend credit	$66,907
Credit card arrangements	11,538
Commitments to fund municipal warrants	4,924
Standby letters of credit	1,864

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

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. As of March 31, 2011, Bancorp had $257,000 in tax-exempt income from $26.6 million of tax-exempt bonds and warrants. In addition, Bancorp had $20.7 million in Qualified Zone Academy Bonds as of March 31, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

Note 10:            FAIR VALUE MEASUREMENTS

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

Investment Securities — The securities classified as available for sale are reported at fair value utilizing quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means. The fair values for held-to-maturity securities including fixed rate warrants and qualified zone academy bonds are estimated using discounted cash flow analysis using interest rates currently being offered for warrants of similar terms or the current qualified zone academy bond interest rates.

Loans — The fair value of loans is estimated by discounting anticipated future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality as of the balance sheet date.  An overall liquidity discount was also used for 2011 and 2010 to reflect the decline of loan sales in the marketplace.  Collateral dependent impaired loans were not subjected to discounted cash flow analysis as they are already considered to be held at fair value.

Loans held for sale— The fair value of loans held for sale are equal to, or approximate, their carrying amounts.

Deposits — The fair values disclosed for demand, savings, and money market accounts are equal to their carrying amounts. The fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

Off-Balance-Sheet Instruments — Commitments to extend credit and standby letters of credit represent the principal categories of off-balance financial instruments.  The fair value of these instruments is not considered material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose Bancorp to significant gains or losses.

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,759	$10,759	$10,461	$10,461
Federal funds sold	71,167	71,167	80,413	80,413
Investment securities	252,824	253,653	219,338	219,833
Loans held for sale	—	—	78	78
Net loans	351,622	332,383	358,240	338,704
Accrued interest receivable	2,400	2,400	2,521	2,521

Financial Liabilities
Demand and savings deposits	396,087	396,087	375,541	375,541
Time deposits	210,241	211,535	215,340	216,736
Other borrowings	34,464	34,464	34,118	34,118
Accrued interest payable	215	215	234	234

Fair Value Hierarchy

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.  The methodologies for other financial assets and liabilities are discussed above. ASC 820 establishes a hierarchy that prioritizes the use of fair value inputs used in the valuation methodologies into the following three levels:

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

In general, Bancorp determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  While management believes Bancorp’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions used to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. There were no transfers between levels during 2011.

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

Other Real Estate Owned — Other real estate owned includes properties acquired through foreclosure and other properties owned but no longer used for banking purposes.  These properties are recorded at the lower of the recorded amount of the loan, or estimated fair value less estimated costs to sell based on periodic evaluations using Level 3 inputs.  Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Write-downs arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.  Subsequent write-downs after acquisition, identified through management’s periodic valuations, are written down through non-interest expenses.

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011

Available-for-sale securities
U.S. Treasury and government agencies	$119,775	$—	$119,775	$—
Residential mortgage-backed securities and collateralized mortgage obligations	85,752	—	85,752	—
State and political subdivisions	8,989	—	8,989	—
Total	$214,516	$—	$214,516	$—

December 31, 2010

Available-for-sale securities
U.S. Treasury and government agencies	$85,775	$—	$85,775	$—
Residential mortgage-backed securities and collateralized mortgage obligations	86,431	—	86,431	—
State and political subdivisions	8,765	—	8,765	—
Total	$180,971	$—	$180,971	$—

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Three Months
Description	Total	(Level 1)	(Level 2)	(Level 3)	Ended
March 31, 2011
Impaired loans
Commercial	$2,541	$—	$—	$2,541	$(721)
Commercial real estate	6,493	—	—	6,493	(94)
Other real estate	7,421	—	—	7,421	(37)
Real estate construction	1,032	—	—	1,032	—
Consumer	124	—	—	124	(21)
Other real estate owned	4,334	—	—	4,334	(213)
Total	$21,945	$—	$—	$21,945	$(1,086)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Twelve
Description	Total	(Level 1)	(Level 2)	(Level 3)	Months Ended

December 31, 2010
Impaired loans
Commercial	$3,159	$—	$—	$3,159	$(1,065)
Commercial real estate	5,353	—	—	5,353	578
Other real estate	7,331	—	—	7,331	(241)
Real estate construction	969	—	—	969	(114)
Consumer	153	—	—	153	(29)
Other real estate owned	5,813	—	—	5,813	(473)
Total	$22,778	$—	$—	$22,778	$(1,344)

Gains and losses on impaired loans in the table above are the result of charge-offs and/or changes to specific valuation allowances recorded to the allowance for loan losses for the period specified.

Gains and losses on other real estate owned in the table above are the result of increases, and/or decreases, to the provision for other real estate losses which are charged against earnings for the period specified.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2010 in the Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Net income decreased to $975,000 or $1.66 per diluted earnings per share for the quarter ended March 31, 2011 compared to $1.2 million or $2.05 per diluted earnings per share for the quarter ended March 31, 2010. Return on average assets and return on average equity was 0.57 percent and 5.98 percent, respectively, for the three months ended March 31, 2011 compared to 0.75 percent and 7.69 percent, respectively, for the three months ended March 31, 2010. The decrease in net income was primarily due to a decrease in interest income which was partially offset by decreases in interest expense and provision for loan losses.

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

NET INTEREST INCOME        Net interest income is Bancorp’s principal source of revenue and is comprised of interest income on earnings assets (loans and investment securities) less interest expense on interest-bearing liabilities (deposits and borrowings). Interest income and expense are affected significantly by i) general economic conditions, particularly changes in market interest rates, ii) volume of non-interest earning assets, iii) asset quality and, iv) the pricing, volume and mix of interest-earning assets and interest-bearing liabilities as well as by government policies and the actions of regulatory authorities.

Bancorp’s net interest income decreased to $5.1 million for the three months ended March 31, 2011 from $5.4 million for the like period in 2010.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. The decrease was primarily a result of the decrease in average loan balances and yields on loans from 2010 to 2011.  The net interest margin decreased to 3.08 percent for the three months ended March 31, 2011 from 3.53 percent for the like quarter in 2010.

Interest-earning assets: The largest component of interest income is interest earned on loans.  Total loan interest income decreased by $735,000 for three months ended March 31, 2011 to $4.9 million compared to $5.6 million for the three months ended March 31, 2010.  The decrease was primarily the result of the both the decrease in average loan balances from 2010 to 2011 and the decrease in yield which decreased to 5.64 percent for three months ended March 31, 2011 from 5.95 percent in 2010. Interest earned on investments and federal funds sold were $1.4 million and $1.3 million, respectively, for the quarters ended March 31, 2011 and 2010. This decrease was impacted by a reduction in the yield which was partially offset by an $80.6 million increase in average balances.

Interest- bearing liabilities: Interest expense decreased $348,000 to $1.3 million for the three months ended March 3, 2011 compared to $1.6 million for the three months ended March 31, 2010. This reduction was the primarily the result of a 65 basis point decrease in the cost of funds for time deposits and a 41 basis point decrease in the cost of funds for savings accounts.  This reduction was partially offset by the $ 42.1 million increase in average deposit balances.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $143,000 for the quarter ended March 31, 2011 and $174,000 for the quarter ended March 31, 2010 are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2011			2010
Three months ended March 31,	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$82,491	$52	0.26%	$78,298	$49	0.25%
Taxable investment securities	183,916	1,108	2.44	104,867	1,018	3.94
Tax exempt securities	46,960	257	2.22	49,614	274	2.24
Loans	352,932	4,905	5.64	384,601	5,640	5.95
Total interest-earning assets	666,299	6,322	3.85%	617,380	6,981	4.59%
Non-interest earning assets	32,748			35,957
Total assets	$699,047			$653,337

Liabilities and Stockholders’ Equity
Interest-bearing demand	$108,782	$125	0.47%	$101,409	$84	0.34%
Savings and money market	197,296	297	0.61	167,364	355	0.86
Certificates of deposit	215,606	758	1.43	210,840	1,081	2.08
Total interest-bearing deposits	521,684	1,180	0.92	479,613	1,520	1.29
Other borrowings	34,655	74	0.87	37,465	82	0.89
Total interest-bearing deposits & liabilities	556,339	1,254	0.91%	517,078	1,602	1.26%
Non interest-bearing demand deposits	75,242			71,007
Other non-interest-bearing liabilities	1,331			1,510
Total liabilities	632,912			589,595
Stockholders’ equity	66,135			63,742
Total liabilities and stockholders equity	$699,047			$653,337
Net interest income		$5,068			$5,379
Interest rate spread			2.93%			3.33%
Net interest margin			3.08%			3.53%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$3	$—	$3
Investment securities	2,129	(2,056)	73
Loans	(450)	(285)	(735)
Total net change in income on interest-earning assets	1,682	(2,341)	(659)
Interest-Bearing Liabilities
Deposits	564	(904)	(340)
Other borrowings	(6)	(2)	(8)
Total net change in expense on interest-bearing liabilities	558	(906)	(348)
Net change in net interest income	$1,124	$(1,435)	$(311)

PROVISION FOR LOAN LOSSES                The provision for loan losses was $325,000 for the three months ended March 31, 2011 compared to $550,000 for the like period in 2010. The decrease in provision resulted from decreased net charge-offs and the decline in loan balances.  For the three months ended March 31, 2011 and 2010, net charge-offs were $58,000 and $153,000, respectively.

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

NON-INTEREST INCOME     Non-interest income, which consists primarily of fees and service charges on deposits and other income, was relatively unchanged at $1.0 million for the quarters ended March 31, 2011 and 2010.

NON-INTEREST EXPENSE    Non-interest expenses increased to $4.6 million for the quarter ended March 31, 2011 compared to $4.3 for the quarter ended March 31, 2010. The increase was primarily a result of a $193,000 increase in the provisions for other real estate losses.  These provisions were a result of updated appraisals received and the decrease in fair market values of these real estate properties. Valuation of the other real estate owned property occurs when it is foreclosed upon and annually thereafter.

The efficiency ratio is computed by dividing total non-interest expenses by non-interest income and net interest income before any provision for loan losses.  Bancorp’s efficiency ratio was 75.2 percent and 68.7 percent for the quarters ended March 31, 2011 and 2010, respectively.

INCOME TAX EXPENSE        Income tax expense remained relatively unchanged at $216,000 and $218,000, respectively, for the quarters ended March 31, 2011 and 2010 with effective tax rates of 18.1 percent and 15.3 percent.

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. As of March 31, 2011, Bancorp had $257,000 in tax-exempt income from $26.6 million of tax-exempt bonds and warrants. In addition, Bancorp had $20.7 million in Qualified Zone Academy Bonds as of March 31, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $709.1 million at March 31, 2011 compared to $692.9 million at December 31, 2010.  This increase was primarily due to a $15.4 million increase in deposits.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Investment securities and federal funds sold increased $24.2 million to $324.0 million at March 31, 2011 and within the total, federal funds sold decreased to $71.2 million at March 31, 2011 compared to $80.4 million at December 31, 2010.  Total investment securities, including federal funds sold as a percentage of total assets increased to 46% at March 31, 2011, compared to 43% as of December 31, 2010.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported as accumulated other comprehensive income, a separate component of stockholders’ equity.   At March 31, 2011, the available-for-sale investment portfolio was comprised of 40.0 percent Government Sponsored Agency and Government Agency residential mortgage-backed pass-through securities and collateralized mortgage obligations, 4.2 percent of state and municipals and 55.8 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio was concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases totaled $47.3 million for the three months ended March 31, 2011, while maturities, security calls and principal pay downs totaled $13.5 million.

The following table presents the carrying value of the portfolio of investments securities as of the dates indicated.

	March 31, 2011	December 31, 2010
Held-To-Maturity
State and political subdivisions	$38,308	$38,367
Total	$38,308	$38,367
Available-For-Sale
U.S. government agencies	$119,775	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	85,752	86,431
State and political subdivisions	8,989	8,765
Total	$214,516	$180,971

LOANS                 Net loans decreased $6.6 million to $351.6 million at March 31, 2011 from $358.2 million at December 31, 2010.  Net loans represented 49.6 percent of total assets at March 31, 2011.   Bancorp continues to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current market conditions and the lower demand and lower availability of quality loans.  Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Commercial Loans:  These loans were 18% of our portfolio as of March 31, 2011 compared to 19.0% at December 31, 2010.  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Commercial Real Estate: Commercial real estate loans were 29% of our portfolio as of March 31, 2011 compared to 28% at December 31, 2010. Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures.

Other Real Estate Loans: Other real estate loans compromised 41% of our portfolio as of March 31, 2011 compared to 40% at December 31, 2010. Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.

Real Estate Construction:  These loans compromised 1% of our portfolio as of March 31, 2011 and December 31, 2010. Real Estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed. Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate.

Consumer Loans: Consumer loans compromises 11% of our portfolio as of March 31, 2011 compared to 12% at December 31, 2010.Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

Concentrations: While Bancorp has a diversification of loan types and type of security, Bancorp does have a concentration of loans in commercial and residential real estate and as such we are not immune to either the current economic conditions or how these economic conditions may affect a borrower’s ability to meet the stated repayment terms.  Loans secured by real estate compose 77% of the total loan portfolio and 39% of total assets as of March 31, 2011.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.  In addition, Bancorp has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 47% of our loan portfolio as of March 31, 2011 was comprised of loans to a group of approximately 43 customers.  Also, most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. While Bancorp has these concentrations, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Management employs risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through stress testing.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$65,202	$69,177
Commercial real estate
Raw land and land development	37,884	37,233
Other commercial real estate	65,082	65,516
Other real estate
Residential	33,218	34,681
Farmland and owner occupied nonfarm nonresidential	113,652	115,291
Real estate construction
Commercial	892	826
Residential	3,454	3,210
Consumer
Home equity	24,320	23,522
Credit cards and other consumer	15,956	16,622
	$359,660	$366,078
Less deferred loan fees	(692)	(759)
Total Loans	$358,968	$365,319

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

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $7.3 million or 2.09 percent of net loans as of March 31, 2011 compared to $7.1 million or 1.98 percent of net loans as of December 31, 2010.  Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $325,000 for the three months ended March 31, 2011 compared to $550,000 for the like period in 2010. For the three months ended March 31, 2011 and 2011, net charge-offs were $58,000 and $153,000, respectively. Net charge-offs have an impact on the historical loss factors used in Bancorp’s allowance for loan losses computation.

The allowance for loan losses (“ALLL”) represents management’s best estimate of losses inherent in the portfolio, consists of specific, general and unallocated components. The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance based on a review of substandard or non-accrual loans for specific weaknesses and evaluation of those loans for impairment and loss exposure; (ii) a general allowance which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions.  Bancorp’s process is designed to account for credit deterioration as it occurs.  The adjustments are a result of management’s judgment about risks inherent in the portfolio and include such factors as loan quality trends, levels of and trends of non-accrual loans, past due loans, potential problem loans, criticized loan balances, net charge-offs and current economic and business conditions, among other factors and (iii) unallocated general allowances determined based on general economic conditions and other qualitative risk factors.  The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. Further information regarding Bancorp’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 7 — Allowance for Loan Losses in the accompanying notes to the consolidated financial statements found elsewhere in this report.

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	March 31, 2011	December 31, 2010
Commercial	$2,156	$1,494
Commercial real estate	2,321	2,564
Other real estate	1,275	1,400
Real estate construction	90	67
Consumer	804	855
Unallocated	700	699
Total	$7,346	$7,079

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended,
(dollars in thousands)	2011	2010
Allowance as of beginning of period	$7,079	$6,883
Provision for loan losses	325	550
Charge-offs	(92)	(188)
Recoveries	34	35
Net charge-offs	(58)	(153)
Balance at end of period	$7,346	$7,280
Ratio of net charge-offs to average loans during the period	0.07%	0.16%
Ratio of allowance to net loans at end of period	2.09%	1.90%
Ratio of non-performing loans to allowance	249.77%	139.22%

Credit Risk Management

The extension of credit to individuals and businesses is a significant portion of Bancorp’s principal business activity and requires ongoing portfolio and credit management.  Bancorp has established lending policies and procedures to manage and monitor risk. These lending policies and procedures include guidelines for concentrations of credit, loan terms, loan-to-value ratios, collateral appraisals, borrower lending limits and loan approval limits. In addition, Bancorp monitors its loan portfolio for potential risk of loss according to an internal risk-grading system and monitors its credit quality to identify potential problem credits and any loss exposure in a timely manner.  Bancorp has assessed and will continue to assess on an on-going basis, the impact of the economy on the credit risk in the loan portfolio.

ASSET QUALITY         Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At March 31, 2011, non-performing assets increased to $22.7 million or 3.20 percent of total assets compared to $18.6 million or 2.69 percent as of December 31, 2010.  The increase was mainly the result of one loan relationship, with an aggregate balance of $5.0 million, moving into non-accrual status during the three months ended March 31, 2011.

Non-accrual loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $18.3 million as of March 31, 2011 compared to $12.8 million as of December 31, 2010.

Troubled Debt Restructurings — Loans are considered troubled debt restructures on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $5.7 million as of March 31, 2011 of which, $5.7 million was included in non-accrual loans. Restructured loans included in impaired loans were $5.4 million as of December 31, 2010, of which, $5.4 million was included in non-accrual loans.

Other real estate owned — At March 31, 2011 and December 31, 2010, Bancorp held six properties which represent three separate land development projects consisting of finished lots with a carrying balance of $ 3.2 million and $3.4, respectively.  Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Based on current appraisals received for the three months ended March 31, 2011 and 2010 and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $213,000 and $20,000, respectively. It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans	$18,348	$12,794
Loans past due 90 days or more	—	—
Total non-performing loans	18,348	12,794
Other real estate owned	4,334	5,813
Total non-performing assets	$22,682	$18,607
Total non-performing loans to net loans	5.22%	3.57%
Total non-performing loans to total assets	2.59%	1.85%
Total non-performing assets to total assets	3.20%	2.69%

Impaired loans - At March 31, 2011, impaired loans increased to $19.4 million compared to $17.9 million at December 31, 2010.  Four credit relationships totaling $13.4 million, accounted for 69.0 percent of impaired loans as of March 31, 2011.

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

Other potential problem loans —   Potential problem loans consist of loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of March 31, 2011 and December 31, 2010, Bancorp had classified $15.5 million and $18.6 million, respectively, as potential problem loans.

Risk Rating System: An effective risk rating system provides information for use in determining the overall level of the Allowance for Loan Loss. Accurate and timely risk rating recognition is a primary component of an effective risk rating system. Risk ratings are reviewed through various channels including the loan approval process, the loan reporting process for approved loans, an external loan review process and through the regulatory review process. The Bank risk rates the commercial loan portfolio on a nine scale system, while the Bank’s consumer loans are risk rated on a four scale system. Risk ratings in both scales are based on levels of risk as defined by the internal risk rating guidance within the Bank’s Loan Policy.  A commercial loan’s risk rating may change as risk factors change throughout the life of the loan, while with consumer loans the original risk rating assigned at loan origination remains for the life of the loan except when a consumer loan is moved to nonaccrual at which time it is risk rated a substandard loan. For risk-rating purposes, commercial, commercial real estate, other real estate and real estate construction segments are typically graded using the commercial risk ratings.

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

Total deposits increased $15.4 million to $606.3 million at March 31, 2011 compared to $590.9 million at December 31, 2010. Within the total, the increase came from core deposits which increased $20.5 million. This increase was partially offset by a $5.1 million decrease in time deposits. As a result, core deposits as a percentage of total deposits increased to 65.3% at March 31, 2011 compared to 63.6% at December 31, 2010.   Core deposits consist of non- interest and interest bearing demand accounts, money market accounts, and saving accounts.

In December 2008, Bancorp initiated service through the Certificate of Deposit Account Registry Service (CDARS).  Bancorp uses CDARS to offer existing customers the ability to obtain additional FDIC insurance coverage. Although all CDARS deposits represent direct customer relationships with Bancorp, for regulatory purposes they are required to be classified as brokered deposits. CDARS deposits were $14.5 million and $19.5 million at March 31, 2011 and December 31, 2010.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$78,372	12.9%	$79,099	13.4%
Interest bearing demand	110,081	18.2%	109,085	18.5%
Money market	100,439	16.6%	87,289	14.8%
Savings	107,195	17.7%	100,068	16.9%
Time	195,710	32.3%	195,800	33.1%
Brokered time deposits (CDARS)	14,531	2.3%	19,540	3.3%
Total deposits	$606,328	100.0%	$590,881	100.0%

OTHER BORROWINGS  Borrowings consist of federal funds purchased, discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  At March 31, 2011 and December 31, 2010, securities sold under agreements to repurchase were $34.5 million and $34.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and the current competitive interest rate offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings at March 31, 2011 and December 31, 2010.

CAPITAL RESOURCES    Stockholders’ equity increased to $66.9 million at March 31, 2011 from $66.0 million at December 31, 2010.  Book value per share at March 31, 2011 was $113.78 compared to $112.32 at December 31, 2010.

Bancorp has only one class of stock, which is common stock and at March 31, 2011, there were 781 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. Bancorp did not repurchase any shares in for the three months ended March 31, 2011 and 2010.

Skagit State Bancorp and Skagit State Bank are both subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC under which risk percentages are assigned to various categories of asset and off-balance sheet items to calculate a risk-adjusted capital ratio.  The federal regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized”. Failure to be well —capitalized can impact a bank’s insurance premium rates, can negatively impact a bank’s ability to expand and engage in certain activities. At March 31, 2011, Skagit State Bancorp and the Bank both exceeded regulatory capital requirements and were “well-capitalized” pursuant to such regulations.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$70,742	16.07%	$35,217	>8.00%	$44,021	>10.00%
Skagit State Bancorp, Inc.	$70,895	16.10%	$35,229	>8.00%	$44,036	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$65,217	14.81%	$17,608	>4.00%	$26,413	>6.00%
Skagit State Bancorp, Inc.	$65,368	14.84%	$17,614	>4.00%	$26,421	>6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$65,217	9.36%	$27,869	>4.00%	$34,836	>5.00%
Skagit State Bancorp, Inc.	$65,368	9.38%	$27,869	>4.00%	$34,836	>5.00%

As of December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$69,658	15.75%	$35,378	>8.00%	$44,222	>10.00%
Skagit State Bancorp, Inc.	$69,882	15.80%	$35,389	>8.00%	$44,237	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$64,111	14.50%	$17,689	>4.00%	$26,533	>6.00%
Skagit State Bancorp, Inc.	$64,333	14.54%	$17,695	>4.00%	$26,542	>6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$64,111	9.27%	$27,673	>4.00%	$34,592	>5.00%
Skagit State Bancorp, Inc.	$64,333	9.30%	$27,673	>4.00%	$34,592	>5.00%

LIQUIDITY

Bancorp has a formal liquidity policy that establishes liquidity guidelines and the maintenance of contingency liquidity plans that provide for actions and timely responses to liquidity stress situations and that are in accordance with regulatory guidance. The objective of liquidity risk management is to ensure that Bancorp has the continuing ability to maintain cash flows that are adequate to fund operations including day to day cash flow requirements of either its depositors wanting to withdraw funds or to provide for customers credit needs. The majority of our funding comes from customer deposits within the Bank’s market area. In addition, funding needs are met through loan repayments, investment securities repayments and earnings. Liquidity may also be obtained by borrowing through pre-approved credit lines and by marketable securities that can be readily converted to cash or pledged as collateral for additional borrowings. For the future there can be no guarantee that these unsecured lines of credit will remain available or that securities can be converted to cash with or without loss. Bancorp uses deposits to fund loans and investments that are typically longer in term.

As of March 31, 2011 Bancorp had approximately $27.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $31.7 million pledged as collateral for borrowing at the Federal Reserve Discount Window, and unpledged marketable securities with a market value of $122.8 million available for funding needs. Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 58.0 percent at March 31, 2011 compared to 60.6 percent at December 31, 2010, as a result of the increase in deposits and the decrease in loans.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail Bancorp’s operating, investing and financing activities during the year. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the statement of cash flows, in the Consolidated Statement of Cash Flows, net cash flows from operating and financing activities contributed $1.5 million and $15.8 million to liquidity, respectively, for the three months ended March 31, 2011. The net use of cash from investing activities of $17.0 million was primarily for the net purchase of $47.3 million in investment securities.

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

Asset Liability Management: Bancorp maintains an asset/liability management program which is the responsibility of the Asset Liability Committee.  The objective of asset liability management is to manage, protect and stabilize Bancorp’s net interest income from undue interest rate risk through various interest rate cycles within the constraints of credit quality, interest rate risk policies, levels of capital and adequate levels of liquidity.  The committee meets to monitor the composition of the balance sheet, to review projected earnings trends, and to formulate strategies consistent with these objectives for liquidity, interest rate risk, and capital adequacy. Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2010.

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

The national economy, and the financial services sector in particular, are still facing significant challenges.   Substantially all of our loans are to businesses and individuals in Skagit, Snohomish or Whatcom Counties, Washington, markets facing many of the same challenges as the national economy, including continued unemployment and declines in commercial and residential real estate.  Although some economic indicators are improving both nationally and in the markets we serve, unemployment remains high and there remains substantial uncertainty regarding when and how strongly a sustained economic recovery will occur.  A further deterioration in economic conditions in the nation as a whole or in the markets we serve or a protracted recovery period could result in the following consequences, any of which could have an adverse impact, which may be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our stock to decline:

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 77 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 47% of our loan portfolio as of March 31, 2011 was comprised of loans to a group of approximately 43 customers.  If any material portion of those customers ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

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

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Recently, these powers have been utilized more frequently due to the serious national, regional and local economic conditions we continue to face. The exercise of regulatory authority may have a negative impact on Bancorp’s financial condition and results of operations. Additionally, Bancorp’s business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies, including the Federal Reserve Board.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 10, 2011	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	May 10, 2011	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer