Form 10-Q
period 2011-06-30
Skagit State Bancorp, Inc.
filed 2011-08-12
CIK 1366986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the issuer’s Common Stock outstanding at August 4th, 2011 was 588,346.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	June 30, 2011	December 31, 2010
ASSETS
ASSETS
Cash and due from banks	$10,816	$10,461
Federal funds sold	49,212	80,413
Investment securities
Available-for-sale, at fair value	240,701	180,971
Held-to-maturity, at amortized cost	36,249	38,367
Loans held for sale	439	78
Loans	353,197	365,319
Allowance for loan losses	(6,324)	(7,079)
Net loans	346,873	358,240
Bank premises and equipment, net	10,983	10,772
Other real estate owned	5,034	5,813
Accrued interest receivable	2,309	2,521
Other assets	4,484	5,235
TOTAL ASSETS	$707,100	$692,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$527,967	$511,782
Non-interest-bearing	79,672	79,099
Total deposits	607,639	590,881
Other borrowings	29,470	34,118
Other liabilities	1,028	1,900
Total liabilities	638,137	626,899
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 587,639 and 587,377 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	12,662	12,541
Accumulated other comprehensive income, net of tax	3,177	1,639
Retained earnings	53,124	51,792
Total stockholders’ equity	68,963	65,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,100	$692,871

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share data)	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$5,050	$5,766	$9,955	$11,406
Investment securities
Taxable	1,203	1,064	2,311	2,082
Exempt from federal income tax	254	276	511	550
Federal funds sold	41	56	93	105
Total interest income	6,548	7,162	12,870	14,143
INTEREST EXPENSE
Deposits	1,082	1,456	2,262	2,976
Other borrowings	67	87	141	169
Total interest expense	1,149	1,543	2,403	3,145
NET INTEREST INCOME	5,399	5,619	10,467	10,998
Provision for loan losses	225	370	550	920
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,174	5,249	9,917	10,078
NON-INTEREST INCOME
Service charges on deposits	892	832	1,679	1,545
Other	211	196	386	377
Gains on sale of assets and loans	25	45	103	96
Total non-interest income	1,128	1,073	2,168	2,018
NON-INTEREST EXPENSES
Salaries	1,846	1,930	3,706	3,835
Payroll taxes and employee benefits	480	483	955	979
Provision for other real estate owned losses	—	245	213	265
Bank premises and equipment	193	230	380	458
Occupancy	176	186	358	383
Loan collection and OREO expenses	242	166	377	280
Advertising	176	201	396	358
Deposit Insurance	260	263	506	493
Other	1,084	1,005	2,158	2,005
Total non-interest expenses	4,457	4,709	9,049	9,056
INCOME BEFORE PROVISION FOR INCOME TAX	1,845	1,613	3,036	3,040
PROVISION FOR INCOME TAX
Current	333	227	549	445
Deferred	(22)	53	(22)	53
Total provision for income tax	311	280	527	498
NET INCOME	$1,534	$1,333	$2,509	$2,542
BASIC EARNINGS PER SHARE	$2.61	$2.27	$4.27	$4.33
DILUTED EARNINGS PER SHARE	$2.61	$2.27	$4.26	$4.32
DIVIDENDS DECLARED PER SHARE	$2.00	$1.75	$2.00	$1.75

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Six months ended June 30, 2011 and 2010

	Common Stock		Accum. Other Comprehensive	Retained	Total Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	2,542	2,542	$2,542
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $709	—	—	1,377	—	1,377	1,377
Total other comprehensive income						1,377
Comprehensive income						$3,919
Cash dividend declared, $1.75 per share	—	—	—	(1,030)	(1,030)
Stock compensation expense and restricted stock awards	289	142	—	—	142
BALANCE, June 30, 2010	587,194	$12,445	$3,249	$50,194	$65,888

BALANCE, January 1, 2011	587,377	$12,541	$1,639	$51,792	$65,972
Comprehensive income:
Net income	—	—	—	2,509	2,509	$2,509
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax benefit of $792	—	—	1,538	—	1,538	1,538
Total other comprehensive income						1,538
Comprehensive income						$4,047
Cash dividend declared, $2.00 per share	—	—	—	(1,177)	(1,177)
Stock compensation expense and restricted stock awards	262	121	—	—	121
BALANCE, June 30, 2011	587,639	$12,662	$3,177	$53,124	$68,963

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Six months ended June 30,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,509	$2,542
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	550	920
Provision for other real estate owned losses	213	265
Depreciation	305	416
Gain on sale of premises and equipment	(1)	—
Gains on sale of other real estate owned	(18)	—
Gains on loans held for sale	(84)	(96)
Amortization of investment security premiums and discounts, net	208	(45)
Provision for deferred income taxes	(22)	53
Stock compensation for employee services	121	142
Changes in operating assets and liabilities
Originations of loans held for sale	(3,745)	(5,965)
Proceeds from sales of loans held for sale	3,468	6,555
Decrease in interest receivable	212	179
Increase in other assets	(19)	(284)
(Decrease) increase in other liabilities	(872)	434
Net cash flows from operating activities	2,825	5,116
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	39,504	20,549
Purchases of investment securities — available-for-sale	(97,117)	(47,591)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	3,251	3,155
Purchases of investment securities — held-to-maturity	(1,128)	(2,715)
Net (increase) decrease in federal funds sold	31,201	(14,684)
Net decrease in loans	11,248	8,266
Purchase of premises and equipment	(364)	(399)
Proceeds from sale of premises and equipment	2	—
Net cash flows from investing activities	(13,403)	(33,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	26,523	22,185
Net increase (decrease) in time deposits	(9,765)	8,960
Net increase (decrease) in other borrowings	(4,648)	(3,031)
Cash dividends	(1,177)	(1,030)
Net cash flows from financing activities	10,933	27,084
NET CHANGE IN CASH AND DUE FROM BANKS	355	(1,219)
CASH AND DUE FROM BANKS, beginning of period	10,461	14,441
CASH AND DUE FROM BANKS, end of period	$10,816	$13,222
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$750	$1,080
Cash paid during the period for interest	$2,445	$3,221
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$978	$1,419
Property sold through seller financing	$1,409	$—

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended  December 31, 2010 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

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

Troubled Debt Restructures: Loan are reported as troubled debt restructures when Bancorp grants a concession to the borrower experiencing financial difficulties that would it would not otherwise consider.  Examples of such concessions include forgiveness of principal or accrued interest or providing a lower interest rate than “market” for loans of similar risk.  Interest income on restructured loans is recognized pursuant to the terms of a new loan agreement. At June 30, 2011 there was $5.8 million in troubled debt restructures with $1.4 million in commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

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

Note 2:   NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASU 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for Bancorp for interim and annual periods beginning after December 15, 2010. The adoption of the disclosure requirements had no material impact on Bancorp’s consolidated financial position, results of operations, and earnings per share.

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASU 310 and expands required disclosures for the Financing Receivables and the Allowance for Loan and Lease Losses.  The objective of these enhanced disclosures is to improve financial statements users’ understanding of (i) the nature of a company’s credit risk associated with financing receivables and (ii) the company’s assessment of risk in estimating its allowance for loan and lease losses as well as changes in the allowance and the reasons for those changes. These disclosures with the exception of the troubled debt restructurings disclosure were implemented by the Bank on December 31, 2010.  In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) — Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Deferral. These amended disclosures requirements relating to troubled debt restructures are effective for the interim or annual periods beginning on or after June 15, 2011, and for purposes of measuring impairment, are to be applied retrospectively to the beginning of the annual period of adoption.  Bancorp does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which amends Comprehensive Income (Topic 220).  The amendments require that all non-owner changes in the stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The objective is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bancorp does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except share and per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$1,534	$1,333	$2,509	$2,542
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	587,639	587,194	587,568	587,119
Effect of dilutive securities:
Stock options and unvested restricted stock grants	707	1,312	778	1,391
Denominator for diluted earning per share - Weighted average shares outstanding	588,346	588,506	588,346	588,510
Basic earnings per share	$2.61	$2.27	$4.27	$4.33
Diluted earnings per share	$2.61	$2.27	$4.26	$4.32

Note 4:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares and at June 30, 2011 there were 69,608 common shares available for grant. Total equity compensation expense was $121,000 for the sixmonths ended June 30, 2011 and $142,000 for the like period in 2010.

Stock Options: No grants of options were awarded for the six months ended June 30, 2011 or the twelve months ended December 31, 2010.  The unrecognized share-based compensation cost relating to stock option expense at June 30, 2011 was $250,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the six months ended June 30, 2011. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,986	$179.91	6.60	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding at June 30, 2011	27,986	$179.91	6.10	$—
Exercisable at June 30, 2011	17,186	$175.72	5.70	$—

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

The unrecognized share-based compensation cost relating to restricted stock awards expense at June 30, 2011 was $90,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the six months ended June 30, 2011 or for the twelve months ended December 31, 2010.   The total intrinsic value of stock awards exercised and vested during the six months ended June 30, 2011 was $42,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option or award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the six months ended June 30, 2011.

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	969	1.90	$145
Granted	—
Vested	262		42
Forfeited	—
Outstanding at June 30, 2011	707	1.32	$117

Note 5:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

June 30, 2011

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$122,045	$1,240	$6	$123,279
Residential mortgage-backed securities and collateralized mortgage obligations	104,407	3,438	230	107,615
State and political subdivisions	9,436	371	—	9,807
Total available-for-sale	235,888	5,049	236	240,701
Held-To-Maturity Securities
State and political subdivisions	36,249	948	24	37,173
Total held-to-maturity	36,249	948	24	37,173
Total investment securities	$272,137	$5,997	$260	$277,874

December 31, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$85,474	$612	$311	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	84,510	2,718	797	86,431
State and political subdivisions	8,504	323	62	8,765
Total available-for-sale	178,488	3,653	1,170	180,971
Held-To-Maturity Securities
State and political subdivisions	38,367	730	235	38,862
Total held-to-maturity	38,367	730	235	38,862
Total investment securities	$216,855	$4,383	$1,405	$219,833

The following tables show the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of the dates indicated;

June 30, 2011

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$14,022	$6	$—	$—	$14,022	$6
Residential mortgage-backed securities and collateralized mortgage obligations	21,065	230	—	—	21,065	230
State and political subdivisions	—	—	—	—	—	—
Total available-for-sale	35,087	236	—	—	35,087	236
Held-To-Maturity Securities
State and political subdivisions	2,051	24	—	—	2,051	24
Total held-to-maturity	2,051	24	—	—	2,051	24
Total investment securities	$37,138	$260	$—	$—	$37,138	$260

December 31, 2010

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$35,373	$311	$—	$—	$35,373	$311
Residential mortgage-backed securities and collateralized mortgage obligations	24,599	797	—	—	24,599	797
State and political subdivisions	1,128	62	—	—	1,128	62
Total available-for-sale	61,100	1,170	—	—	61,100	1,170
Held-To-Maturity Securities
State and political subdivisions	12,076	235	—	—	12,076	235
Total held-to-maturity	12,076	235	—	—	12,076	235
Total investment securities	$73,176	$1,405	$—	$—	$73,176	$1,405

At June 30, 2011, Bancorp held no security in the available-for-sale portfolio or in the held-to-maturity portfolio that had an unrealized loss for more than one year.  Bancorp does not intend to sell securities that are identified as temporarily impaired nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management believes the nature of the securities in the investment portfolio present a high probability of collecting all contractual amounts due.  Based on the evaluation, management has determined that no investment security in Bancorp’s investment portfolio is other-than-temporarily impaired.  There were 10 securities in an unrealized loss position for less than twelve months as of June 30, 2011.

Available-for-sale investment securities with a carrying value of $83.6 million and $96.0 million as of June 30, 2011 and December 31, 2010, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase, and Federal Reserve Bank discount window borrowings. There were no sales of securities for the six months ended June 30, 2011 and June 30, 2010.

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2011
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$9,076	$9,139	$2,984	$3,008
1-5 years	105,758	107,187	12,502	12,788
5-10 years	12,358	12,452	14,222	14,574
Over 10 years	4,289	4,308	6,541	6,803
Residential mortgage-backed securities and collateralized mortgage obligations	104,407	107,615	—	—
Total investment securities	$235,888	$240,701	$36,249	$37,173

Note 6:   LOANS

The major segments and classes of loans, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$58,592	$69,177
Commercial real estate
Raw land and land development	37,585	37,233
Other commercial real estate	61,734	65,516
Other real estate
Residential	33,131	34,681
Farmland and owner occupied nonfarm nonresidential	118,757	115,291
Real estate construction
Commercial	826	826
Residential	3,627	3,210
Consumer
Home equity	23,611	23,522
Credit cards and other consumer	15,844	16,622
	$353,707	$366,078
Less deferred loan fees	(510)	(759)
Total Loans	$353,197	$365,319

Bancorp’s primary lending activities includes real estate loans, commercial loans, which include agriculture production loans, and consumer purpose loans. Most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties.

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

Bancorp originates both variable and fixed-rate loans.  At June 30, 2011 and December 31, 2010, $147.2 million and $157.1 million of loans outstanding were variable rate loans. Loans participations sold to others totaled $2.7 million and $3.1 million as of June 30, 2011 and December 31, 2010. Bancorp does originate loans intended for sale which are carried at the lower of aggregate cost or fair value. As of June 30, 2011 and December 31, 2010, Bancorp held $439,000 and $78,000 as loans held-for-sale.  There were no sales of loans, other than sales of loans originated as loans held for sale.  In addition, no loans were reclassified to held-for-sale and Bancorp acquired no loans with deteriorated credit quality.

The following table is an aging analysis of past due loans as of June 30, 2011 and December 31, 2010:

June 30, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$—	$—	$—	$308	$58,284	$58,592
Commercial real estate
Raw land and land development	1,835	—	—	1,835	5,553	30,197	37,585
Other commercial real estate	—	—	—	—	1,107	60,627	61,734
Other real estate
Residential	164	—	—	164	1,092	31,875	33,131
Farmland and owner occupied nonfarm nonresidential	991	—	—	991	6,317	111,449	118,757
Real estate construction
Commercial	—	—	—	—	—	826	826
Residential	—	—	—	—	507	3,120	3,627
Consumer
Home equity	—	—	—	—	243	23,368	23,611
Credit cards and other consumer	177	20	—	197	42	15,605	15,844
Total	$3,167	$20	$—	$3,187	$15,169	$335,351	$353,707

December 31, 2010

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$50	$—	$50	$3,699	$65,428	$69,177
Commercial real estate
Raw land and land development	—	—	—	—	4,568	32,665	37,233
Other commercial real estate	68	—	—	68	1,135	64,313	65,516
Other real estate
Residential	72	—	—	72	1,047	33,562	34,681
Farmland and owner occupied nonfarm nonresidential	—	—	—	—	1,209	114,082	115,291
Real estate construction
Commercial	—	—	—	—	—	826	826
Residential	—	—	—	—	968	2,242	3,210
Consumer
Home equity	—	—	—	—	105	23,417	23,522
Credit cards and other consumer	141	69	—	210	63	16,349	16,622
Total	$281	$119	$—	$400	$12,794	$352,884	$366,078

The following is a summary of impaired loans as of the dates indicated:

	June 30, 2011
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$1,202	$308	$—	$—	$308
Raw land and land development	6,861	4,436	2,109	494	6,545
Other commercial real estate	1,477	1,107	367	20	1,474
Residential	1,256	1,092	—	—	1,092
Farmland and owner occupied nonfarm nonresidential	6,481	5,594	764	27	6,358
Construction-commercial	—	—	—	—	—
Construction-residential	507	507	—	—	507
Consumer-home equity	246	176	66	22	242
Credit cards and other consumer	62	42	—	—	42
Total	$18,092	$13,262	$3,306	$563	$16,568

	December 31, 2010
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$4,245	$317	$3,382	$540	$3,699
Raw land and land development	5,880	2,285	2,283	350	4,568
Other commercial real estate	1,138	1,135	—	—	1,135
Residential	1,236	1,021	26	2	1,047
Farmland and owner occupied nonfarm nonresidential	6,409	6,286	—	—	6,286
Construction-commercial	—	—	—	—	—
Construction-residential	1,467	968	—	—	968
Consumer-home equity	109	—	105	13	105
Credit cards and other consumer	78	51	12	1	63
Total	$20,562	$12,063	$5,808	$906	$17,871

	June 30, 2011		December 31, 2010
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,603	$—	$1,691	$4
Raw land and land development	5,645	22	6,599	169
Other commercial real estate	1,242	1	1,074	99
Residential	1,116	—	1,659	76
Farmland and owner occupied nonfarm nonresidential	6,298	—	3,745	140
Construction-commercial	—	—	—	—
Construction-residential	836	—	1,645	44
Consumer-home equity	150	—	84	—
Credit cards and other consumer	50	—	80	—
Total	$17,940	$23	$16,577	$532

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

Special Mention: These loans have potential weaknesses that deserve management’s close attention. If not checked or left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects by the borrower or in Bancorp’s credit position at some future date. Special mention loans have potential weaknesses caused by characteristics which corrective actions could remedy. These characteristics include, but are not limited to, loans not performing as originally structured due to economic events or industry conditions. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned. Special mention loans do not expose Bancorp to sufficient risk to warrant an adverse classification to substandard.

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

The following tables present Bancorp’s risk rating loan balances by class as of the dates indicated:

June 30, 2011

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$49,649	$3,039	$3,211	$2,693	$—	$58,592
Commercial real estate
Raw land and land development	24,934	—	810	10,885	45	36,674
Other commercial real estate	55,594	—	2,977	3,148	15	61,734
Other real estate
Residential	17,158	395	577	2,006	483	20,619
Farmland and owner occupied nonfarm nonresidential	98,841	4,505	4,119	10,922	130	118,517
Real estate construction
Commercial	826	—	—	—	—	826
Residential	1,544	—	—	507	—	2,051
Consumer
Home equity	1,283	—	491	320	—	2,094
Credit cards and other consumer	11	—	—	42	—	53
Total	$249,840	$7,939	$12,185	$30,523	$673	$301,160

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	500	321	90	—	—	911
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	8,396	2,488	850	778	—	12,512
Farmland and owner occupied nonfarm nonresidential	240	—	—	—	—	240
Real estate construction
Commercial	—	—	—	—	—	—
Residential	671	353	—	552	—	1,576
Consumer
Home equity	15,960	3,105	1,493	898	61	21,517
Credit cards and other consumer	7,230	1,505	729	592	5,735	15,791
Total	$32,997	$7,772	$3,162	$2,820	$5,796	$52,547

December 31, 2010

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$54,940	$6,744	$1,136	$6,352	$5	$69,177
Commercial real estate
Raw land and land development	23,174	800	2,029	10,599	47	36,649
Other commercial real estate	57,342	358	5,548	2,253	15	65,516
Other real estate
Residential	17,091	452	559	1,952	505	20,559
Farmland and owner occupied nonfarm nonresidential	88,266	8,263	4,426	13,756	320	115,031
Real estate construction
Commercial	498	—	—	328	—	826
Residential	1,741	—	—	968	—	2,709
Consumer
Home equity	1,367	—	500	245	—	2,112
Credit cards and other consumer	—	—	—	63	—	63
Total	$244,419	$16,617	$14,198	$36,516	$892	$312,642

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	164	326	94	—	—	584
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	9,715	2,485	1,129	793	—	14,122
Farmland and owner occupied nonfarm nonresidential	260	—	—	—	—	260
Real estate construction
Commercial	—	—	—	—	—	—
Residential	215	155	—	131	—	501
Consumer
Home equity	16,195	2,677	1,537	949	52	21,410
Credit cards and other consumer	7,586	1,663	754	581	5,975	16,559
Total	$34,135	$7,306	$3,514	$2,454	$6,027	$53,436

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

The following is an analysis of the changes in the allowance for loan losses as of June 30, 2011, and 2010:

(dollars in thousands)

Allowance for loan losses:

June 30, 2011	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,494	$2,564	$1,400	$67	$855	$699	$7,079
Loans charged off	(1,100)	—	(81)	(15)	(188)	—	(1,384)
Recoveries	18	6	4	—	51	—	79
Provision (benefit)	494	(340)	(136)	29	39	464	550
Balance, end of period	$906	$2,230	$1,187	$81	$757	$1,163	$6,324

Ending balance: individually evaluated for impairment	$—	$514	$27	$—	$22	$—	$563
Ending balance: collectively evaluated for impairment	$906	$1,716	$1,160	$81	$735	$1,163	$5,761

Loans Receivables:
Ending balance	$58,592	$99,319	$151,888	$4,453	$39,455		$353,707
Ending balance: individually evaluated for impairment	$308	$8,019	$7,450	$507	$284		$16,568
Ending balance: collectively evaluated for impairment	$58,284	$91,300	$144,438	$3,946	$39,171		$337,139

(dollars in thousands)
Six months ended June 30, 2010
Allowance as of beginning of period	$6,883
Provision for loan losses	920
Charge-offs	(511)
Recoveries	100
Net charge-offs	(411)
Balance at end of period	$7,392

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

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of June 30, 2011: (dollars in thousands)

Unfunded commitments to extend credit	$72,766
Credit card arrangements	$11,559
Commitments to fund municipal warrants	$5,093
Standby letters of credit	$1,683

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

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. For the six months ended June 30, 2011, Bancorp had $511,000 in tax-exempt income. In addition, Bancorp had $20.7 million in Qualified Zone Academy Bonds as of June 30, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

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

Cash and Due From Banks, Federal Funds Sold, Other Borrowings and Accrued Interest Receivable and Payable — The carrying amount of these financial assets and liabilities approximates fair value.

Investment Securities — The securities classified as available for sale are reported at fair value utilizing quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means. The fair values for held-to-maturity securities including warrants and qualified zone academy bonds are estimated using discounted cash flow analysis using interest rates currently being offered for warrants of similar terms or the current qualified zone academy bond interest rates.

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

Loans held for sale — The fair value of loans held for sale are equal to, or approximate, their carrying amounts.

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

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,816	$10,816	$10,461	$10,461
Federal funds sold	49,212	49,212	80,413	80,413
Investment securities	276,950	277,874	219,338	219,833
Loans held for sale	439	439	78	78
Net loans	346,873	328,407	358,240	338,704
Accrued interest receivable	2,309	2,309	2,521	2,521
Financial Liabilities
Demand and savings deposits	402,064	402,064	375,541	375,541
Time deposits	205,575	206,621	215,340	216,736
Other borrowings	29,470	29,470	34,118	34,118
Accrued interest payable	192	192	234	234

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

Level 3 — Significant unobservable inputs that reflect the Bancorp’s own judgment or estimates about the assumptions that market participants would use in pricing an asset or liability.

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

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Available-for-sale securities
U.S. Treasury and government agencies	$123,279	$—	$123,279	$—
Residential mortgage-backed securities and collateralized mortgage obligations	107,615	—	107,615	—
State and political subdivisions	9,807	—	9,807	—
Total	$240,701	$—	$240,701	$—

December 31, 2010
Available-for-sale securities
U.S. Treasury and government agencies	$85,775	$—	$85,775	$—
Residential mortgage-backed securities and collateralized mortgage obligations	86,431	—	86,431	—
State and political subdivisions	8,765	—	8,765	—
Total	$180,971	$—	$180,971	$—

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Six Months
Description	Total	(Level 1)	(Level 2)	(Level 3)	Ended
June 30, 2011
Impaired loans
Commercial	$308	$—	$—	$308	$(305)
Commercial real estate	7,505	—	—	7,505	(164)
Other real estate	7,423	—	—	7,423	(106)
Real estate construction	507	—	—	507	—
Consumer	262	—	—	262	(18)
Other real estate owned	5,034	—	—	5,034	(213)
Total	$21,039	$—	$—	$21,039	$(806)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Twelve
Description	Total	(Level 1)	(Level 2)	(Level 3)	Months Ended
December 31, 2010
Impaired loans
Commercial	$3,159	$—	$—	$3,159	$(1,065)
Commercial real estate	5,353	—	—	5,353	578
Other real estate	7,331	—	—	7,331	(241)
Real estate construction	969	—	—	969	(114)
Consumer	153	—	—	153	(29)
Other real estate owned	5,813	—	—	5,813	(473)
Total	$22,778	$—	$—	$22,778	$(1,344)

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

RESULTS OF OPERATIONS

Net income was $1.5 million and $1.3 million for the quarters ended June 30, 2011, and 2010 with diluted earnings per share at $2.61 and $2.27, respectively.  Net income was $2.5 million for the six months ended June 30, 2011, and 2010 with diluted earnings per share at $4.26 and $4.32, respectively. Annualized return on average assets was 0.86 percent and 0.72 percent for the quarter and six months ended June 30, 2011, compared to 0.78 percent and 0.77 percent during the same time periods in 2010.  Annualized return on average equity was 9.11 percent and 7.56 percent for the quarter and six months ending June 30, 2011 compared to 8.22 percent and 7.96 percent, respectively, for the same time periods in 2010. The increase in net income for the quarter ended June 30, 2011 compared to the like quarter in 2010 was primarily due to the decreases in provision for loan losses, provision for other real estate owned and interest expenses which were partially offset by decreases in interest income. For the six months ended June 30, 2011 compared to the like period in 2010, the minimal decrease in net income was the result of a decrease in interest income and provision for loan losses which were offset by decreases in interest expense and an increase in non-interest income.

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

Bancorp’s net interest income was $5.4 million and $10.5 million for the quarter and six months ended June 30, 2011 compared to $5.6 million and $11.0 million for the like periods in 2010.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. The decreases were for both the quarter and six months ended June 30, 2011 compared to the like periods in 2010 were primarily a result of the decrease in average loan balances and yields on loans from 2010 to 2011.  For the quarter and six months ended June 30, 2011, the net interest margin decreased to 3.19 percent and 3.14 percent compared to 3.49 percent and 3.51 percent for the like periods in 2010.

Interest-earning assets: The largest component of interest income is interest earned on loans.  Total loan interest income decreased by $716,000 for three months ended June 30, 2011 to $5.1 million compared to $5.8 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, loan interest income decreased by $1.4 million to $10.0 million compared to $11.4 million for the same time period in 2010.  These decreases were primarily the result of decreases in average loan balances from 2010 to 2011 and decreases in loan yield.  For the quarter and six months ended June 30, 2011, the yield decreased to 5.78 percent and 5.71 percent compared to 6.05 percent and 6.00 percent for the like periods in 2010.  Additionally, average loan balances decreased $31.8 million and $31.7 million for the quarter and six months ended June 30, 2011 compared to June 30, 2010.

Interest earned on investments and federal funds sold were $1.5 million and $2.9 million, respectively, for the quarter and six months ended June 30, 2011 compared to $1.4 million and $2.7 million for the quarter and six months ended June 30, 2010. This increase was largely the result of increases in average balances of investments and federal funds sold which were partially offset by decreases in yield.

Interest- bearing liabilities: Interest expense decreased $394,000 to $1.1 million for the quarter months ended June 30, 2011 compared to $1.5 million for the three months ended June 30, 2010.  Interest expense decreased $742,000 to $2.4 million for the six months ended June 30, 2011 compared to $3.1 million for the six months ended June 30, 2010.  These decreases were primarily the result of 58 and 62 basis point decreases in the cost of funds for time deposits for the quarter and six months ended June 30, 2011 compared to the like periods in 2010. These decreases were partially offset by a $26.4 million and $34.2 million increase in average interest-bearing deposit balances for the quarter and six months, respectively.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $161,000 and $304,000 for the quarter and six months ended June 30, 2011, and $252,000 and $426,000 for the quarter and six months ended June 30, 2010, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2011			2010
	Average		Yield	Average		Yield
Three months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$65,429	$41	0.25%	$89,369	$56	0.25%
Taxable investment securities	216,659	1,203	2.23	125,262	1,064	3.41
Tax exempt securities	46,711	254	2.18	49,510	276	2.24
Loans	350,273	5,050	5.78	382,100	5,766	6.05
Total interest-earning assets	679,072	6,548	3.87%	646,241	7,162	4.45%
Non-interest earning assets	32,621			37,453
Total assets	$711,693			$683,694

Liabilities and Stockholders’ Equity
Interest-bearing demand	$112,968	$128	0.45%	$110,863	$112	0.41%
Savings and money market	210,193	285	0.54	177,527	333	0.75
Certificates of deposit	207,134	669	1.30	215,474	1,011	1.88
Total interest-bearing deposits	530,295	1,082	0.82	503,864	1,456	1.16
Other borrowings	33,228	67	0.81	40,569	87	0.86
Total interest-bearing deposits & liabilities	563,523	1,149	0.82%	544,433	1,543	1.14%
Non interest-bearing demand deposits	79,526			72,381
Other non-interest-bearing liabilities	1,126			1,810
Total liabilities	644,175			618,624
Stockholders’ equity	67,518			65,070
Total liabilities and stockholders equity	$711,693			$683,694
Net interest income		$5,399			$5,619
Interest rate spread			3.05%			3.31%
Net interest margin			3.19%			3.49%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2011			2010
	Average		Yield	Average		Yield
Six months ended June 30,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$73,913	$93	0.25%	$83,844	$105	0.25%
Taxable investment securities	200,519	2,311	2.32	115,121	2,082	3.65
Tax exempt securities	46,694	511	2.21	49,564	550	2.24
Loans	351,675	9,955	5.71	383,355	11,406	6.00
Total interest-earning assets	672,801	12,870	3.86%	631,884	14,143	4.51%
Non-interest earning assets	32,771			36,715
Total assets	$705,572			$668,599

Liabilities and Stockholders’ Equity
Interest-bearing demand	$110,887	$253	0.46%	$106,168	$196	0.37%
Savings and money market	203,780	582	0.58	172,460	688	0.80
Certificates of deposit	211,346	1,427	1.36	213,172	2,092	1.98
Total interest-bearing deposits	526,013	2,262	0.87	491,800	2,976	1.22
Other borrowings	33,911	141	0.84	39,013	169	0.87
Total interest-bearing deposits & liabilities	559,924	2,403	0.87%	530,813	3,145	1.19%
Non interest-bearing demand deposits	77,631			71,688
Other non-interest-bearing liabilities	1,101			1,688
Total liabilities	638,656			604,189
Stockholders’ equity	66,916			64,410
Total liabilities and stockholders equity	$705,572			$668,599
Net interest income		$10,467			$10,998
Interest rate spread			2.99%			3.32%
Net interest margin			3.14%			3.51%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended June 30,			Six months ended June 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$(15)	$—	$(15)	$(13)	$1	$(12)
Investment securities	2,084	(1,967)	117	2,168	(1,978)	190
Loans	(466)	(250)	(716)	(914)	(537)	(1,451)
Total net change in income on interest-earning assets	1,603	(2,217)	(614)	1,241	(2,514)	(1,273)
Interest-Bearing Liabilities
Deposits	275	(649)	(374)	370	(1,084)	(714)
Other borrowings	(15)	(5)	(20)	(21)	(7)	(28)
Total net change in expense on interest-bearing liabilities	260	(654)	(394)	349	(1,091)	(742)
Net change in net interest income	$1,343	$(1,563)	$(220)	$892	$(1,423)	$(531)

PROVISION FOR LOAN LOSSES               The provision for loan losses was $225,000 and $550,000 for the quarter and six months ended June 30, 2011 compared to $370,000 and $920,000 provision for loan losses for the like periods in 2010.  The decreases in the provision resulted from decreased levels of adversely classified assets and the decline in loan balances.  For the quarter and six months ended June 30, 2011, net charge-offs were $1.2 million and $1.3 million compared to $258,000 and $411,000 for the like periods in 2010. For the six months ended June 30, 2011, charge-offs on one credit relationships was 84 percent of total net charge-offs.

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

NON-INTEREST INCOME            Non-interest income, which consists primarily of fees and service charges on deposits and other income, was relatively unchanged at $1.1 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  Non-interest increased to $2.2 million from $2.0 million for the like period in 2010. The increase primarily related to increases in service charges on deposits products.

NON-INTEREST EXPENSE          Non-interest expense was $4.5 million and $9.0 million for the quarter and six months ended June 30, 2011 compared to $4.7 million and $9.1 million in the like periods in 2010. For the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, the decrease was primarily the result of a $245,000 decrease in provisions for other real estate losses and $84,000 decrease in salaries relating to bonus and incentive compensation.  For the six months, the decrease was primarily the result of a $52,000 decrease in other real estate owned and a $129,000 decrease in salaries expense related primarily to decreased bonus and incentive compensation which were partially offset by increases in loan collection and other real estate owned expenses, computer and processing expenses and legal and consulting expenses.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and six months ended June 30, 2011 was 68.3 percent and 71.6 percent compared to 70.4 percent and 69.6 percent for the same time periods in 2010.

INCOME TAX EXPENSE              Income tax expense for the quarter and six months ended June 30, 2011 was $311,000 and $527,000 compared to $280,000 and $498,000 expense for the quarter and six months ended June 30, 2010, respectively. Bancorp’s effective tax rates were 17.4 percent and 16.4 percent for the six months ended June 30, 2011 and 2010, respectively.

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. As of June 30, 2011, Bancorp had $511,000 in tax-exempt income from tax-exempt bonds and warrants. In addition, Bancorp had $20.7 million in Qualified Zone Academy Bonds as of June 30, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $707.1 million at June 30, 2011 compared to $692.9 million at December 31, 2010.  This increase was primarily due to a $16.8 million increase in deposits. Net loans decreased $11.4 million to $346.9 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Investment securities and federal funds sold increased $26.4 million to $326.2 million at June 30, 2011 and within the total, federal funds sold decreased to $49.2 million at June 30, 2011 compared to $80.4 million at December 31, 2010.  Total investment securities, including federal funds sold as a percentage of total assets increased to 46% at June 30, 2011, compared to 43% as of December 31, 2010.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported as accumulated other comprehensive income, a separate component of stockholders’ equity.   At June 30, 2011, the available-for-sale investment portfolio was comprised of 44.7 percent Government Sponsored Agency and Government Agency residential mortgage-backed pass-through securities and collateralized mortgage obligations, 4.1 percent of state and municipals and 51.2 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio was concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases totaled $98.2 million for the six months ended June 30, 2011, while maturities, security calls and principal pay downs totaled $42.8 million.

The following table presents the carrying value of the portfolio of investments securities as of the dates indicated.

	June 30, 2011	December 31, 2010
Held-To-Maturity
State and political subdivisions	$36,249	$38,367
Total	$36,249	$38,367
Available-For-Sale
U.S. government agencies	$123,279	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	107,615	86,431
State and political subdivisions	9,807	8,765
Total	$240,701	$180,971

LOANS                 Net loans decreased $11.4 million to $346.9 million at June 30, 2011 from $358.2 million at December 31, 2010.  Net loans represented 49.1 percent of total assets at June 30, 2011.   Bancorp continues to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current economic conditions which results in lower loan demand and lower availability of quality loans. Additionally, economic conditions have resulted in lower usage of available lines of credit and operating lines by Bancorp’s borrowers. Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Commercial Loans: These loans were 17% of our portfolio as of June 30, 2011 compared to 19.0% at December 31, 2010.  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Commercial Real Estate: Commercial real estate loans were 28% of our portfolio as of June 30, 2011 compared to 28% at December 31, 2010. Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures.

Other Real Estate Loans: Other real estate loans compromised 43% of our portfolio as of June 30, 2011 compared to 40% at December 31, 2010. Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.

Real Estate Construction: These loans compromised 1% of our portfolio as of June 30, 2011 and December 31, 2010. Real Estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed. Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate.

Consumer Loans: Consumer loans compromises 11% of our portfolio as of June 30, 2011 compared to 12% at December 31, 2010. Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

Concentrations: While Bancorp has a diversification of loan types and type of security, Bancorp does have a concentration of loans in commercial and residential real estate and as such we are not immune to either the current economic conditions or how these economic conditions may affect a borrower’s ability to meet the stated repayment terms.  Loans secured by real estate compose 79% of the total loan portfolio and 39% of total assets as of June 30, 2011.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.  In addition, Bancorp has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 50% of our loan portfolio as of June 30, 2011 was comprised of loans to a group of approximately 44 customers.  Also, most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. While Bancorp has these concentrations, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Management employs risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through stress testing.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$58,592	$69,177
Commercial real estate
Raw land and land development	37,585	37,233
Other commercial real estate	61,734	65,516
Other real estate
Residential	33,131	34,681
Farmland and owner occupied nonfarm nonresidential	118,757	115,291
Real estate construction
Commercial	826	826
Residential	3,627	3,210
Consumer
Home equity	23,611	23,522
Credit cards and other consumer	15,844	16,622
	$353,707	$366,078
Less deferred loan fees	(510)	(759)
Total Loans	$353,197	$365,319

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

ALLOWANCE FOR LOAN LOSSES           The allowance for loan losses was $6.3 million or 1.82 percent of net loans as of June 30, 2011 compared to $7.1 million or 1.98 percent of net loans as of December 31, 2010.  Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $225,000 and $550,000 for the quarter and six months ended June 30, 2011, respectively, compared to $370,000 and $920,000 for the like period in 2010. For the quarter and six month ended June 30, 2011, net charge-offs were $1.2 million and $1.3 million compared to $258,000 and $411,000 for the like periods in 2010.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	June 30, 2011	December 31, 2010
Commercial	$906	$1,494
Commercial real estate	2,230	2,564
Other real estate	1,187	1,400
Real estate construction	81	67
Consumer	757	855
Unallocated	1,163	699
Total	$6,324	$7,079

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended June 30, Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Allowance as of beginning of period	$7,346	$7,280	$7,079	$6,883
Provision for loan losses	225	370	550	920
Charge-offs	(1,292)	(323)	(1,384)	(511)
Recoveries	45	65	79	100
Net charge-offs	(1,247)	(258)	(1,305)	(411)
Balance at end of period	$6,324	$7,392	$6,324	$7,392
Ratio of net charge-offs to average loans during the period	(1.42)%	(0.27)%	(0.74)%	(0.21)%
Ratio of allowance to net loans at end of period	1.82%	1.97%	1.82%	1.97%
Ratio of non-performing loans to allowance	239.86%	124.34%	239.86%	124.34%

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

ASSET QUALITY               Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At June 30, 2011, non-performing assets increased to $20.2 million or 2.86 percent of total assets compared to $18.6 million or 2.69 percent as of December 31, 2010.  The increase was mainly the result of one loan relationship, with an aggregate balance of $5.0 million, moving into non-accrual status during the six months ended June 30, 2011.

Non-accrual loans — It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $15.2 million as of June 30, 2011 compared to $12.8 million as of December 31, 2010.

Troubled Debt Restructurings — Loans are considered troubled debt restructures on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $5.8 million as of June 30, 2011 of which, $5.8 million was included in non-accrual loans. Restructured loans included in impaired loans were $5.4 million as of December 31, 2010, of which, $5.4 million was included in non-accrual loans.

Other real estate owned — Other real estate owned decreased $779,000 to $ 5.0 million compared to $5.8 million at December 31, 2010. During 2011, one commercial real estate property of $1.4 million was sold.  In addition, four properties for a total of $978,000 were transferred to other real estate owned. As of June 30, 2011, Bancorp held eight properties which represent three separate land development projects consisting of finished lots with a carrying balance of $3.2 million, two commercial real estate properties with a carrying balance of $996,000, and three residential properties with a carrying balance of $853,000.

Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Based on current appraisals received for the six months ended June 30, 2011 and 2010 and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $213,000 and $265,000, respectively. It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans	$15,169	$12,794
Loans past due 90 days or more	—	—
Total non-performing loans	15,169	12,794
Other real estate owned	5,034	5,813
Total non-performing assets	$20,203	$18,607
Total non-performing loans to net loans	4.37%	3.57%
Total non-performing loans to total assets	2.15%	1.85%
Total non-performing assets to total assets	2.86%	2.69%

Impaired loans - At June 30, 2011, impaired loans decreased to $16.6 million compared to $17.9 million at December 31, 2010.  Five credit relationships totaling $12.5 million, accounted for 75.0 percent of impaired loans as of June 30, 2011.

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

Other potential problem loans — Potential problem loans consist of risk rated substandard loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of June 30, 2011 and December 31, 2010, Bancorp had classified $14.0 million and $18.6 million, respectively, as potential problem loans.

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

Total deposits increased $16.8 million to $607.6 million at June 30, 2011 compared to $590.9 million at December 31, 2010. Within the total, the increase came from core deposits which increased $26.5 million. This increase was partially offset by a $9.8 million decrease in time deposits. As a result, core deposits as a percentage of total deposits increased to 66.2% at June 30, 2011 compared to 63.6% at December 31, 2010.   Core deposits consist of non-interest and interest bearing demand accounts, money market accounts, and saving accounts.

In December 2008, Bancorp initiated service through the Certificate of Deposit Account Registry Service (CDARS).  Bancorp uses CDARS to offer existing customers the ability to obtain additional FDIC insurance coverage. Although all CDARS deposits represent direct customer relationships with Bancorp, for regulatory purposes they are required to be classified as brokered deposits. CDARS deposits were $14.2 million and $19.5 million at June 30, 2011 and December 31, 2010.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$79,672	13.1%	$79,099	13.4%
Interest bearing demand	112,790	18.6%	109,085	18.5%
Money market	97,758	16.1%	87,289	14.8%
Savings	111,844	18.4%	100,068	16.9%
Time	191,330	31.5%	195,800	33.1%
Brokered time deposits (CDARS)	14,245	2.3%	19,540	3.3%
Total deposits	$607,639	100.0%	$590,881	100.0%

OTHER BORROWINGS            Borrowings consist of federal funds purchased, discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  At June 30, 2011 and December 31, 2010, securities sold under agreements to repurchase were $29.5 million and $34.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and the current competitive interest rate offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings at June 30, 2011 and December 31, 2010.

CAPITAL RESOURCES             Stockholders’ equity increased to $69.0 million at June 30, 2011 from $66.0 million at December 31, 2010.  Book value per share at June 30, 2011 was $117.36 compared to $112.32 at December 31, 2010.

Bancorp has only one class of stock, which is common stock and at June 30, 2011, there were 789 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. Bancorp did not repurchase any shares in for the three months ended June 30, 2011 and 2010.

Skagit State Bancorp and Skagit State Bank are both subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC under which risk percentages are assigned to various categories of asset and off-balance sheet items to calculate a risk-adjusted capital ratio.  The federal regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized”. Failure to be well-capitalized can impact a bank’s insurance premium rates, can negatively impact a bank’s ability to expand and engage in certain activities. At June 30, 2011, Skagit State Bancorp and the Bank both exceeded regulatory capital requirements and were “well-capitalized” pursuant to such regulations.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$71,055	16.15%	$35,201	>8.00%	$44,002	>10.00%
Skagit State Bancorp, Inc.	$71,298	16.20%	$35,211	>8.00%	$44,014	>10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$65,545	14.90%	$17,601	>4.00%	$26,401	>6.00%
Skagit State Bancorp, Inc.	$65,786	14.95%	$17,605	>4.00%	$26,408	>6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$65,545	9.21%	$28,462	>4.00%	$35,578	>5.00%
Skagit State Bancorp, Inc.	$65,786	9.25%	$28,462	>4.00%	$35,578	>5.00%

As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Skagit State Bank	$69,658	15.75%	$35,378	>8.00%	$44,222	>10.00%
Skagit State Bancorp, Inc.	$69,882	15.80%	$35,389	>8.00%	$44,237	>10.00%
Tier I Capital (to Risk-Weighted Assets)
Skagit State Bank	$64,111	14.50%	$17,689	>4.00%	$26,533	>6.00%
Skagit State Bancorp, Inc.	$64,333	14.54%	$17,695	>4.00%	$26,542	>6.00%
Tier I Capital (to Average Assets)
Skagit State Bank	$64,111	9.27%	$27,673	>4.00%	$34,592	>5.00%
Skagit State Bancorp, Inc.	$64,333	9.30%	$27,673	>4.00%	$34,592	>5.00%

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

As of June 30, 2011 Bancorp had approximately $27.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $29.5 million pledged as collateral for borrowing at the Federal Reserve Discount Window, and unpledged marketable securities with a market value of $157.1 million available for funding needs. Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 57.1 percent at June 30, 2011 compared to 60.6 percent at December 31, 2010, as a result of the increase in deposits and the decrease in loans.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail Bancorp’s operating, investing and financing activities during the year. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the statement of cash flows, in the Consolidated Statement of Cash Flows, net cash flows from operating and financing activities contributed $2.8 million and $10.9 million to liquidity, respectively, for the six months ended June 30, 2011. The net use of cash from investing activities of $13.4 million was primarily for the net purchase of $98.2 million in investment securities.

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 79 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 50% of our loan portfolio as of June 30, 2011 was comprised of loans to a group of approximately 44 customers.  If any material portion of those customers ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By closely monitoring our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if adverse economic conditions continue to persist, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  As a result, future additions to the allowance at elevated levels may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of actual events being different from assumptions used by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

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
101

The following financial information from Skagit State Bancorp’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholder’s Equity and comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	August 12, 2011	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	August 12, 2011	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer