Form 10-Q
period 2011-09-30
Skagit State Bancorp, Inc.
filed 2011-11-10
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the issuer’s Common Stock outstanding at November 4th, 2011 was 584,636.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	September 30, 2011	December 31, 2010
ASSETS
ASSETS
Cash and due from banks	$11,672	$10,461
Federal funds sold	43,196	80,413
Investment securities
Available-for-sale, at fair value	257,679	180,971
Held-to-maturity, at amortized cost	36,529	38,367
Loans held for sale	330	78
Loans	354,938	365,319
Allowance for loan losses	(5,717)	(7,079)
Net loans	349,221	358,240
Bank premises and equipment, net	11,005	10,772
Other real estate owned	5,100	5,813
Accrued interest receivable	2,507	2,521
Other assets	3,223	5,235
TOTAL ASSETS	$720,462	$692,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$526,913	$511,782
Non-interest-bearing	82,426	79,099
Total deposits	609,339	590,881
Other borrowings	38,516	34,118
Other liabilities	1,402	1,900
Total liabilities	649,257	626,899
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 584,159 and 587,377 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	12,647	12,541
Accumulated other comprehensive income, net of tax	4,587	1,639
Retained earnings	53,971	51,792
Total stockholders’ equity	71,205	65,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$720,462	$692,871

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(dollars in thousands except per share data)	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$4,967	$5,587	$14,922	$16,993
Investment securities
Taxable	1,270	1,024	3,581	3,106
Exempt from federal income tax	243	276	754	826
Federal funds sold	31	56	124	161
Total interest income	6,511	6,943	19,381	21,086
INTEREST EXPENSE
Deposits	1,011	1,377	3,273	4,353
Other borrowings	65	85	206	254
Total interest expense	1,076	1,462	3,479	4,607
NET INTEREST INCOME	5,435	5,481	15,902	16,479
Provision for loan losses	154	390	704	1,310
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,281	5,091	15,198	15,169
NON-INTEREST INCOME
Service charges on deposits	860	798	2,539	2,343
Other	173	193	559	570
Gains on sale of assets and loans	128	73	231	169
Total non-interest income	1,161	1,064	3,329	3,082
NON-INTEREST EXPENSES
Compensation and employee benefits	2,376	2,364	7,037	7,178
Provision for other real estate owned losses	480	170	693	435
Occupancy and equipment	352	433	1,090	1,274
Data processing	447	417	1,308	1,221
B&O tax expense	106	113	321	299
Consulting and professional fees	119	85	335	289
Loan collection and OREO expenses	145	81	522	361
Advertising	194	173	590	531
Deposit Insurance	64	235	570	728
Other	522	398	1,388	1,209
Total non-interest expenses	4,805	4,469	13,854	13,525
INCOME BEFORE PROVISION FOR INCOME TAX	1,637	1,686	4,673	4,726
PROVISION FOR INCOME TAX
Current	343	305	892	750
Deferred	—	—	(22)	53
Total provision for income tax	343	305	870	803
NET INCOME	$1,294	$1,381	$3,803	$3,923
BASIC EARNINGS PER SHARE	$2.21	$2.35	$6.48	$6.68
DILUTED EARNINGS PER SHARE	$2.20	$2.35	$6.47	$6.67
DIVIDENDS DECLARED PER SHARE	$0.00	$0.00	$2.00	$1.75

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

Nine months ended September 30, 2011 and 2010

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’	Comprehensive
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity	Income
BALANCE, January 1, 2010	586,905	$12,303	$1,872	$48,682	$62,857
Comprehensive income:
Net income	—	—	—	3,923	3,923	$3,923
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $802	—	—	1,558	—	1,558	1,558
Total other comprehensive income						1,558
Comprehensive income						$5,481
Cash dividend declared, $1.75 per share	—	—	—	(1,030)	(1,030)
Stock compensation expense and restricted stock awards	289	206	—	—	206
BALANCE, September 30, 2010	587,194	$12,509	$3,430	$51,575	$67,514

BALANCE, January 1, 2011	587,377	$12,541	$1,639	$51,792	$65,972
Comprehensive income:
Net income	—	—	—	3,803	3,803	$3,803
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax expense of $1,519	—	—	2,948	—	2,948	2,948
Total other comprehensive income						2,948
Comprehensive income						$6,751
Cash dividend declared, $2.00 per share	—	—	—	(1,177)	(1,177)
Common stock redemption	(3,480)	(75)	—	(447)	(522)
Stock compensation expense and restricted stock awards	262	181	—	—	181
BALANCE, September 30, 2011	584,159	$12,647	$4,587	$53,971	$71,205

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Nine months ended September 30,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,803	$3,923
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	704	1,310
Provision for other real estate owned losses	693	435
Depreciation	456	620
Gains on sale of premises and equipment	(1)	—
Gains on sale of other real estate owned	(119)	(11)
Gains on loans held for sale	(111)	(158)
Amortization of investment security premiums and discounts, net	406	(26)
Provision for deferred income taxes	(22)	53
Stock compensation for employee services	181	206
Changes in operating assets and liabilities
Origination of loans held for sale	(4,992)	(10,728)
Proceeds from sale of loans held for sale	4,851	10,643
(Increase) decrease in interest receivable	14	(30)
Decrease (increase) in other assets	516	(858)
(Decrease) increase in other liabilities	(498)	405
Net cash flows from operating activities	5,881	5,784
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	56,943	39,430
Purchases of investment securities — available-for-sale	(129,598)	(68,403)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	4,607	3,434
Purchases of investment securities — held-to-maturity	(2,762)	(2,943)
Net (increase) decrease in federal funds sold	37,217	(14,573)
Net decrease in loans	7,284	7,126
Purchase of premises and equipment	(537)	(447)
Proceeds from sale of premises and equipment	2	—
Proceeds from sale of other real estate owned	1,017	1,252
Net cash flows from investing activities	(25,827)	(35,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	33,080	20,668
Net increase (decrease) in time deposits	(14,622)	10,232
Amount paid for redemption of common stock	(522)	—
Net increase (decrease) in other borrowings	4,398	(3,808)
Cash dividends	(1,177)	(1,030)
Net cash flows from financing activities	21,157	26,062
NET CHANGE IN CASH AND DUE FROM BANKS	1,211	(3,278)
CASH AND DUE FROM BANKS, beginning of period	10,461	14,441
CASH AND DUE FROM BANKS, end of period	$11,672	$11,163
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$1,200	$1,530
Cash paid during the period for interest	$3,560	$4,718
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$2,440	$1,419
Property sold through seller financing	$1,409	$—

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results anticipated for the year ending December 31, 2011. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2010 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

Critical Accounting Policies: Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Bancorp considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Bancorp’s consolidated financial statements. Management has identified specific accounting policies that due to judgments, estimates, assumptions and economic assumptions, that may prove inaccurate or are subject to variation, which may significantly affect our reported results of operations and financial positions for the periods presented or in future periods.  These policies relate to the determination of the allowance for loan losses, deferred income taxes, the valuation of real estate owned and investment securities. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications: Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such classifications have no effect on reported amounts of financial condition, earnings, cash flow, or net income.

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

Loans Held-for-Sale: Loans originated and intended for sale are carried at the lower of aggregate cost or fair value. Gains and losses on the sale of mortgage loans are recognized as the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans: Loans are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, including commitment fees and direct loan origination costs, are capitalized and the net amount is amortized into interest income as an adjustment to the loan yield.

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

Impairment: A loan is considered impaired when management determines that it is probable that Bancorp will be unable to collect all amounts of principal and interest as scheduled in the loan agreement. Impaired loans include all non-accrual loans, all troubled debt restructuring and other loans that management considers to be impaired. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. The recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan or the estimated fair value of the loan’s collateral. Payments received on impaired nonaccrual loans are generally applied to principal, while payments received on impaired accruing loans are applied according to the contractual terms of the loan.

Delinquency and Non-accrual: Loans are defined as delinquent when any payment of principal and/or interest is past due. Loans are placed on nonaccrual status when, in the opinion of management, the collection of full principal and interest is doubtful or when the loan becomes 90 or more days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Payments received on nonaccrual loans are generally applied to principal.  However, based on management’s assessment of the ultimate collectability of a nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to accrual status when the loan is brought current, when management determines that circumstances have improved and there has been a sustained period of repayment performance by the borrower.

Troubled Debt Restructures: Troubled debt restructures are loans on which, due to the borrower’s financial difficulties, Bancorp has granted a concession that would it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest or providing a lower interest rate than market for loans of similar risk.

Allowance for Loan Losses: The allowance for loan losses represents management’s best estimate of losses inherent in the portfolio and is evaluated on a regular basis and reviewed by the Board of Directors.  In analyzing the adequacy of the allowance for loan losses, Bancorp utilizes a comprehensive loan grading system to determine the risk potential in the portfolio and also considers the results of independent third party credit reviews. The allowance consists of specific, general and unallocated components; (i) a specific valuation allowance, which is based on a review of substandard or non-accrual loans for specific weaknesses and an evaluation of those loans for impairment and loss exposure; (ii) a general allowance, which is based on historical loan loss experience for different loan types and different risk gradings with adjustments for current events and conditions. The unallocated allowance provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance.

The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and estimated value of any underlying collateral. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Bancorp’s evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Further information regarding Bancorp’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 7 Allowance for Loan Losses in the accompanying notes to the consolidated financial statements found elsewhere is this report.

Commitments: In the ordinary course of business, Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Note 2:   NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, an update to ASU 820-10, “Fair Value Measurements”. This update adds a new requirement to disclose transfers in and out of level 1 and level 2, along with the reasons for the transfers, and requires a gross presentation of purchases and sales of level 3 activities. Additionally, the update clarifies that entities provide fair value measurement disclosures for each class of assets and liabilities and that entities provide enhanced disclosures around level 2 valuation techniques and inputs. Bancorp adopted the disclosure requirements for level 1 and level 2 transfers, and the expanded fair value measurement and valuation disclosures effective January 1, 2010. The disclosure requirements for level 3 activities were effective for Bancorp for interim and annual periods beginning after December 15, 2010. The adoption of the disclosure requirements had no material impact on Bancorp’s consolidated financial position, results of operations, and earnings per share.

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASU 310 and expands required disclosures for Financing Receivables and the Allowance for Loan and Lease Losses.  The objective of these enhanced disclosures is to improve financial statement users’ understanding of; (i) the nature of a company’s credit risk associated with financing receivables and (ii) the company’s assessment of risk in estimating its allowance for loan and lease losses as well as changes in the allowance and the reasons for those changes. These disclosures, with the exception of the troubled debt restructurings disclosure, were implemented by Bancorp on December 31, 2010.  In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) — Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring Deferral. These amended disclosure requirements were implemented by Bancorp on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. Disclosures required by ASU 2011-02 are included in Note 6.  Bancorp evaluated the guidance included in this new guidance and have determined that it does not result in any new troubled debt restructurings that should be reported.

In June 2011, the FASB issued ASU 2011-05 which amends Comprehensive Income (Topic 220).  The amendments require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The objective is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income.  These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bancorp does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3:   EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands except share and per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$1,294	$1,381	$3,803	$3,923
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	586,313	587,194	587,145	587,144
Effect of dilutive securities:
Stock options and unvested restricted stock grants	697	1,175	751	1,319
Denominator for diluted earning per share - Weighted average shares outstanding	587,010	588,369	587,896	588,463
Basic earnings per share	$2.21	$2.35	$6.48	$6.68
Diluted earnings per share	$2.20	$2.35	$6.47	$6.67

Note 4:   STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares.  As of September 30, 2011 there were 70,707 common shares available for grant. Total equity compensation expense was $181,000 for the nine months ended September 30, 2011 and $206,000 for the like period in 2010.

Stock Options: No options were awarded for the nine months ended September 30, 2011 or the twelve months ended December 31, 2010.  The unrecognized share-based compensation cost relating to stock option expense at September 30, 2011 was $209,000, which will be recognized over the remaining vesting schedule through 2014. The following table summarizes the activity related to options outstanding during the nine months ended September 30, 2011. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,986	$179.91	6.60	$—
Granted	—
Exercised	—
Forfeited	1,069
Outstanding at September 30, 2011	26,917	$179.40	5.80	$—
Exercisable at September 30, 2011	16,679	$175.21	5.40	$—

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

The unrecognized share-based compensation cost relating to restricted stock awards expense at September 30, 2011 was $71,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the nine months ended September 30, 2011 or for the twelve months ended December 31, 2010.  The total intrinsic value of stock awards exercised and vested during the nine months ended September 30, 2011 was $42,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the nine months ended September 30, 2011.

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	969	1.90	$145
Granted	—
Vested	262		42
Forfeited	30
Outstanding at September 30, 2011	677	1.05	$97

Note 5:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

September 30, 2011

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$123,348	$1,604	$3	$124,949
Residential mortgage-backed securities and collateralized mortgage obligations	116,639	4,853	—	121,492
State and political subdivisions	10,742	502	6	11,238
Total available-for-sale	250,729	6,959	9	257,679
Held-To-Maturity Securities
State and political subdivisions	36,529	2,075	—	38,604
Total held-to-maturity	36,529	2,075	—	38,604
Total investment securities	$287,258	$9,034	$9	$296,283

December 31, 2010

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$85,474	$612	$311	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	84,510	2,718	797	86,431
State and political subdivisions	8,504	323	62	8,765
Total available-for-sale	178,488	3,653	1,170	180,971
Held-To-Maturity Securities
State and political subdivisions	38,367	730	235	38,862
Total held-to-maturity	38,367	730	235	38,862
Total investment securities	$216,855	$4,383	$1,405	$219,833

The following tables show the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of the dates indicated;

September 30, 2011

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$3,000	$3	$—	$—	$3,000	$3
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	—	—
State and political subdivisions	268	6	—	—	268	6
Total available-for-sale	3,268	9	—	—	3,268	9
Held-To-Maturity Securities
State and political subdivisions	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total investment securities	$3,268	$9	$—	$—	$3,268	$9

December 31, 2010

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$35,373	$311	$—	$—	$35,373	$311
Residential mortgage-backed securities and collateralized mortgage obligations	24,599	797	—	—	24,599	797
State and political subdivisions	1,128	62	—	—	1,128	62
Total available-for-sale	61,100	1,170	—	—	61,100	1,170
Held-To-Maturity Securities
State and political subdivisions	12,076	235	—	—	12,076	235
Total held-to-maturity	12,076	235	—	—	12,076	235
Total investment securities	$73,176	$1,405	$—	$—	$73,176	$1,405

At September 30, 2011, Bancorp held no security in the available-for-sale portfolio or in the held-to-maturity portfolio that had an unrealized loss for more than one year.  Bancorp does not intend to sell securities that are identified as temporarily impaired nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management believes the nature of the securities in the investment portfolio present a high probability of collecting all contractual amounts due.  Based on the evaluation, management has determined that no investment security in Bancorp’s investment portfolio is other-than-temporarily impaired.  There were two securities in an unrealized loss position for less than twelve months as of September 30, 2011.

Available-for-sale investment securities with a carrying value of $117.5 million and $96.0 million as of September 30, 2011 and December 31, 2010, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase and Federal Reserve Bank discount window borrowings. There were no sales of securities for the nine months ended September 30, 2011 and September 30, 2010.

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2011
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$16,206	$16,320	$8,192	$8,269
1-5 years	94,897	96,643	8,547	8,962
5-10 years	11,508	11,668	13,631	14,603
Over 10 years	11,479	11,556	6,159	6,770
Residential mortgage-backed securities and collateralized mortgage obligations	116,639	121,492	—	—
Total investment securities	$250,729	$257,679	$36,529	$38,604

Note 6:   LOANS

The major segments and classes of loans, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	$60,000	$69,177
Commercial real estate
Raw land and land development	36,348	37,233
Other commercial real estate	61,556	65,516
Other real estate
Residential	33,456	34,681
Farmland and owner occupied nonfarm nonresidential	117,782	115,291
Real estate construction
Commercial	1,344	826
Residential	5,613	3,210
Consumer
Home equity	23,464	23,522
Credit cards and other consumer	15,869	16,622
	355,432	366,078
Less deferred loan fees	(494)	(759)
Total Loans	$354,938	$365,319

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

Commercial Real Estate: Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate, which includes, but is not limited to; office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures. The primary repayment source for non-owner occupied real estate comes from the rental or lease income and the underlying cash flows generated by the occupant tenant. Risks include the tenants ability to pay rents, and because of the length of time the term loan is outstanding, this increases the probability that future events may impact these identified repayment sources.

Land development financing usually involves the purchase of land and lot development in anticipation of further construction or sale of the property. The full value of the collateral does not exist at the time the land development loan is granted and completion of the project within specified costs and time limits results in additional risk. The primary repayment source for a land development loan is dependent on the value of the underlying real estate which is subject to value variation resulting from various economic conditions.

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

Bancorp originates both variable and fixed-rate loans.  At September 30, 2011 and December 31, 2010, $150.0 million and $157.1 million of loans outstanding were variable rate loans, respectively. Loans participations sold to others totaled $2.5 million and $3.1 million as of September 30, 2011 and December 31, 2010, respectively.  Bancorp does originate loans intended for sale which are carried at the lower of aggregate cost or fair value. As of September 30, 2011 and December 31, 2010, Bancorp held $330,000 and $78,000 as loans held-for-sale.  There were no sales of loans, other than loans originated as loans held-for-sale.  In addition, no loans were reclassified to held-for-sale and Bancorp acquired no loans with deteriorated credit quality.

Troubled Debt Restructures (TDR): Troubled debt restructures are loans on which, due to the borrower’s financial difficulties, Bancorp has granted a concession that would it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest or providing a lower interest rate than market for loans of similar risk.  Interest income on restructured loans is recognized pursuant to the terms of a new loan agreement if the restructured loan qualifies for accrual status. At September 30, 2011 there was $5.8 million in troubled debt restructures with $1.2 million in commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

The following table presents troubled debt restructurings that occurred during the nine months ended September 30, 2011.

(dollars in thousands)

Troubled Debt Restructurings

	Number		Increases (decreases)	Charge-offs
	of	Recorded	in the	to the
	Contracts	Investment	Allowance	Allowance
Commercial real estate
Raw land and land development	2	$1,217	$—	$—
Other real estate
Residential	3	258	—	—
Real estate construction
Residential	5	298	—	—
Total	10	$1,773	$—	$—

The recorded investment in the table above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date.  Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period are not reported.

All TDR’s in the table above were the result of interest rate modifications and extended payment terms.  Bancorp has not forgiven any principal on the above loans.  Loans modified in a TDR are typically already on a non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for Bancorp may have the financial effect of increasing the specific allowance associated with the loan.

Bancorp had no loans modified in a TDR from January 1, 2011 to September 30, 2011 that subsequently defaulted.  A subsequent default of a TDR is defined as a TDR that is 60 days or more past due at any time subsequent to the modification.

The following table is an aging analysis of past due loans as of September 30, 2011 and December 31, 2010:

September 30, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$—	$—	$—	$278	$59,722	$60,000
Commercial real estate
Raw land and land development	—	—	—	—	7,766	28,582	36,348
Other commercial real estate	—	—	—	—	—	61,556	61,556
Other real estate
Residential	164	—	—	164	1,687	31,605	33,456
Farmland and owner occupied nonfarm nonresidential	—	688	—	688	6,898	110,196	117,782
Real estate construction
Commercial	—	—	—	—	—	1,344	1,344
Residential	—	—	—	—	523	5,090	5,613
Consumer
Home equity	35	—	—	35	101	23,328	23,464
Credit cards and other consumer	126	61	—	187	35	15,647	15,869
Total	$325	$749	$—	$1,074	$17,288	$337,070	$355,432

December 31, 2010

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$—	$50	$—	$50	$3,699	$65,428	$69,177
Commercial real estate
Raw land and land development	—	—	—	—	4,568	32,665	37,233
Other commercial real estate	68	—	—	68	1,135	64,313	65,516
Other real estate
Residential	72	—	—	72	1,047	33,562	34,681
Farmland and owner occupied nonfarm nonresidential	—	—	—	—	1,209	114,082	115,291
Real estate construction
Commercial	—	—	—	—	—	826	826
Residential	—	—	—	—	968	2,242	3,210
Consumer
Home equity	—	—	—	—	105	23,417	23,522
Credit cards and other consumer	141	69	—	210	63	16,349	16,622
Total	$281	$119	$—	$400	$12,794	$352,884	$366,078

The following is a summary of impaired loans as of the dates indicated:

	September 30, 2011
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$327	$278	$—	$—	$278
Raw land and land development	8,653	5,986	1,780	502	7,766
Other commercial real estate	365	—	365	20	365
Residential	1,939	1,687	—	—	1,687
Farmland and owner occupied nonfarm nonresidential	7,058	6,024	911	222	6,935
Construction-commercial	—	—	—	—	—
Construction-residential	523	523	—	—	523
Consumer-home equity	104	37	64	22	101
Credit cards and other consumer	51	35	—	—	35
Total	$19,020	$14,570	$3,120	$766	$17,690

	December 31, 2010
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$4,245	$317	$3,382	$540	$3,699
Raw land and land development	5,880	2,285	2,283	350	4,568
Other commercial real estate	1,138	1,135	—	—	1,135
Residential	1,236	1,021	26	2	1,047
Farmland and owner occupied nonfarm nonresidential	6,409	6,286	—	—	6,286
Construction-commercial	—	—	—	—	—
Construction-residential	1,467	968	—	—	968
Consumer-home equity	109	—	105	13	105
Credit cards and other consumer	78	51	12	1	63
Total	$20,562	$12,063	$5,808	$906	$17,871

	September 30, 2011		December 31, 2010
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$2,022	$—	$1,691	$4
Raw land and land development	6,175	32	6,599	169
Other commercial real estate	1,023	8	1,074	99
Residential	1,259	—	1,659	76
Farmland and owner occupied nonfarm nonresidential	6,458	1	3,745	140
Construction-commercial	—	—	—	—
Construction-residential	758	—	1,645	44
Consumer-home equity	138	—	84	—
Credit cards and other consumer	47	—	80	—
Total	$17,880	$41	$16,577	$532

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

For risk-rating purposes, commercial, commercial real estate, other real estate and real estate construction segments are typically graded using commercial risk ratings.  The risk ratings used for commercial loans are as follows:

Pass: This group includes four distinct risk rating categories. The lowest level of risk in the pass categories are loans that are substantially free of risk, primarily because these loans are secured by deposits held at the bank, to the highest level of risk category in the pass categories, which have been identified as loans that have acceptable levels of risk. Loans in this last category are acceptable, but also susceptible to deterioration. Loans in this category represent the typical borrower for the Bank and are considered to be representative of the majority of borrowers in the bank’s market place.

Watch: These are loans in which the borrower is performing; however, some characteristics exist that require Bancorp to apply more than the usual management attention to an acceptable loan. This risk rating indicates that according to current information the borrower has the capacity to perform according to the terms of the loan documents; however, some level of uncertainty exists. This is typically a temporary risk rating with the identified characteristics that caused this Watch risk rating likely to be clearer in the near term.

Special Mention:-These loans have potential weaknesses that deserve management’s close attention. If not checked, or left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects by the borrower or in Bancorp’s credit position at some future date. Special mention loans have potential weaknesses caused by characteristics which corrective actions could remedy. These characteristics include, but are not limited to, loans not performing as originally structured due to economic events or industry conditions. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned. Special mention loans do not expose Bancorp to sufficient risk to warrant an adverse classification to substandard.

Substandard: These loans have a well defined weakness that jeopardizes the orderly liquidation of the loan and are inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss is envisioned at this time. Substandard commercial loans are characterized by the distinct possibility that the Bank will sustain some loss if the identified weaknesses are not corrected. Loss potential, while existing in the aggregate amount of all substandard commercial loans, does not have to exist in an individual loan to be risk rated substandard.

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

The following tables present Bancorp’s risk rating loan balances by class as of the dates indicated:

September 30, 2011

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$51,851	$2,759	$2,759	$2,631	$—	$60,000
Commercial real estate
Raw land and land development	24,863	—	565	9,974	42	35,444
Other commercial real estate	56,708	15	2,788	2,030	15	61,556
Other real estate
Residential	17,243	263	557	1,819	472	20,354
Farmland and owner occupied nonfarm nonresidential	97,864	4,570	5,381	9,598	129	117,542
Real estate construction
Commercial	1,344	—	—	—	—	1,344
Residential	1,450	—	—	523	—	1,973
Consumer
Home equity	1,186	—	546	101	—	1,833
Credit cards and other consumer	—	—	—	35	—	35
Total	$252,509	$7,607	$12,596	$26,711	$658	$300,081

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	496	319	89	—	—	904
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	8,609	2,831	910	752	—	13,102
Farmland and owner occupied nonfarm nonresidential	240	—	—	—	—	240
Real estate construction
Commercial	—	—	—	—	—	—
Residential	2,456	442	—	742	—	3,640
Consumer
Home equity	15,706	3,341	1,608	911	65	21,631
Credit cards and other consumer	7,345	1,666	641	578	5,604	15,834
Total	$34,852	$8,599	$3,248	$2,983	$5,669	$55,351

December 31, 2010

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$54,940	$6,744	$1,136	$6,352	$5	$69,177
Commercial real estate
Raw land and land development	23,174	800	2,029	10,599	47	36,649
Other commercial real estate	57,342	358	5,548	2,253	15	65,516
Other real estate
Residential	17,091	452	559	1,952	505	20,559
Farmland and owner occupied nonfarm nonresidential	88,266	8,263	4,426	13,756	320	115,031
Real estate construction
Commercial	498	—	—	328	—	826
Residential	1,741	—	—	968	—	2,709
Consumer
Home equity	1,367	—	500	245	—	2,112
Credit cards and other consumer	—	—	—	63	—	63
Total	$244,419	$16,617	$14,198	$36,516	$892	$312,642

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	164	326	94	—	—	584
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	9,715	2,485	1,129	793	—	14,122
Farmland and owner occupied nonfarm nonresidential	260	—	—	—	—	260
Real estate construction
Commercial	—	—	—	—	—	—
Residential	215	155	—	131	—	501
Consumer
Home equity	16,195	2,677	1,537	949	52	21,410
Credit cards and other consumer	7,586	1,663	754	581	5,975	16,559
Total	$34,135	$7,306	$3,514	$2,454	$6,027	$53,436

Note 7:   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s best estimate of losses inherent in the portfolio and is evaluated on a regular basis and reviewed by the Board of Directors. The allowance for possible loan losses includes allowance allocations in accordance with Accounting Standards Codification (ASC) Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”  In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent third party credit reviews. Bancorp’s process is designed to account for credit deterioration as it occurs.  The allowance is based upon Bancorp’s evaluation of the pertinent factors underlying the quality and composition of the loan portfolio, levels and trends in losses and delinquencies, current economic conditions, specific industry conditions and estimated value of any underlying collateral. These evaluations are inherently subjective and it requires management to make numerous assumptions, estimates and judgments that are susceptible to significant revision as more information becomes available.

While Bancorp believes that it uses the best information available to determine the allowance for loan losses and that our processes adequately address the various components that could potentially result in credit losses, the processes and various components include features that may be susceptible to significant change. There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require Bancorp to make qualitative judgments. Unforeseen market conditions and unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact Bancorp’s results of operations in future periods. Also, growth of the loan portfolio and a further decline in the performance of the economy, in general, or a further decline in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows which may require additional provisions to our allowance for loan losses. The ultimate recovery of loans is susceptible to future market factors beyond Bancorp’s control. Additionally, loans are subject to examinations by regulators, who based upon their judgment, may require Bancorp to make additional provisions or adjustments to its allowance for loan losses. The allowance consists of specific, general and unallocated components.

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

Unallocated General Allowance: An unallocated general allowance is established based on an additional review of the adequacy of the allowance on the loan portfolio in its entirety, as well as our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks. The unallocated allowance also provides for other credit losses inherent in the loan portfolio that may not have been contemplated in the general and specific components of the allowance.

The following is an analysis of the changes in the allowance for loan losses as of the dates indicated:

(dollars in thousands)

Allowance for loan losses:

	Three months ended September 30, 2011
	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of period	$906	$2,230	$1,187	$81	$757	$1,163	$6,324
Loans charged off	(15)	(571)	(126)	—	(88)	—	(800)
Recoveries	6	—	1	—	32	—	39
Provision (benefit)	(13)	181	118	24	(26)	(130)	154
Balance, end of period	$884	$1,840	$1,180	$105	$675	$1,033	$5,717

	Nine months ended September 30, 2011
	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of period	$1,494	$2,564	$1,400	$67	$855	$699	$7,079
Loans charged off	(1,115)	(571)	(207)	(15)	(276)	—	(2,184)
Recoveries	24	6	5	—	83	—	118
Provision (benefit)	481	(159)	(18)	53	13	334	704
Balance, end of period	$884	$1,840	$1,180	$105	$675	$1,033	$5,717

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$522	$222	$—	$22	$—	$766
Ending balance: collectively evaluated for impairment	$884	$1,318	$958	$105	$653	$1,033	$4,951

Loans Receivables:
Ending balance	$60,000	$97,904	$151,238	$6,957	$39,333		$355,432
Ending balance: individually evaluated for impairment	$278	$8,131	$8,622	$523	$136		$17,690
Ending balance: collectively evaluated for impairment	$59,722	$89,773	$142,616	$6,434	$39,197		$337,742

(dollars in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Allowance as of beginning of period	$7,392	$6,883
Provision for loan losses	390	1,310
Charge-offs	(302)	(813)
Recoveries	18	118
Net charge-offs	(284)	(695)
Balance at end of period	$7,498	$7,498

Note 8:   COMMITMENTS AND CONTINGENCIES

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

Commitments to originate loans, provide funds under existing lines of credit or to fund municipal warrants are agreements to lend to a customer as long as there is no violation of conditions established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses. Total commitment amounts may not necessarily represent future cash-flow requirements. Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Commercial and standby letters of credit are granted primarily to commercial borrowers and are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bancorp has not incurred any losses on its letter of credit commitments in 2011 or 2010.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of September 30, 2011: (dollars in thousands)

Unfunded commitments to extend credit	$66,729
Credit card arrangements	$11,369
Commitments to fund municipal warrants	$4,427
Standby letters of credit	$1,747

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

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and nontaxable income generated from tax-exempt municipal bonds and warrants. For the nine months ended September 30, 2011, Bancorp had $754,000 in tax-exempt income. In addition, Bancorp had $20.5 million in Qualified Zone Academy Bonds as of September 30, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

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

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$11,672	$11,672	$10,461	$10,461
Federal funds sold	43,196	43,196	80,413	80,413
Investment securities	294,208	296,283	219,338	219,833
Loans held for sale	330	330	78	78
Net loans	349,221	331,982	358,240	338,704
Accrued interest receivable	2,507	2,507	2,521	2,521
Financial Liabilities
Demand and savings deposits	408,621	408,621	375,541	375,541
Time deposits	200,718	201,978	215,340	216,736
Other borrowings	38,516	38,516	34,118	34,118
Accrued interest payable	153	153	234	234

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

Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, Bancorp obtains fair value measurements from an independent pricing service.  The fair value measurements include considerable observable data that may include dealer quotes, market spreads, cash flows, the treasury yield curve, yield/spread relationships, consensus prepayment rates, and the bonds terms and conditions, among other things.

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

The table below shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Available-for-sale securities
U.S. Treasury and government agencies	$124,949	$—	$124,949	$—
Residential mortgage-backed securities and collateralized mortgage obligations	121,492	—	121,492	—
State and political subdivisions	11,238	—	11,238	—
Total	$257,679	$—	$257,679	$—

December 31, 2010
Available-for-sale securities
U.S. Treasury and government agencies	$85,775	$—	$85,775	$—
Residential mortgage-backed securities and collateralized mortgage obligations	86,431	—	86,431	—
State and political subdivisions	8,765	—	8,765	—
Total	$180,971	$—	$180,971	$—

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses) for the Nine Months Ended
September 30, 2011
Impaired loans
Commercial	$278	$—	$—	$278	$—
Commercial real estate	7,609	—	—	7,609	(743)
Other real estate	8,400	—	—	8,400	(386)
Real estate construction	523	—	—	523	—
Consumer	114	—	—	114	(16)
Other real estate owned	5,100	—	—	5,100	(693)
Total	$22,024	$—	$—	$22,024	$(1,838)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses) for the Twelve Months Ended
December 31, 2010
Impaired loans
Commercial	$3,159	$—	$—	$3,159	$(1,065)
Commercial real estate	5,353	—	—	5,353	578
Other real estate	7,331	—	—	7,331	(241)
Real estate construction	969	—	—	969	(114)
Consumer	153	—	—	153	(29)
Other real estate owned	5,813	—	—	5,813	(473)
Total	$22,778	$—	$—	$22,778	$(1,344)

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

FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about management’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates” or words of similar meaning. These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations in the forward-looking statements, including those set forth in this Form 10-Q, or the documents incorporated by reference:

•                  the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio, including results of declines in the housing and real estate markets in our market areas;

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

RESULTS OF OPERATIONS

Net income was $1.3 million and $1.4 million for the quarters ended September 30, 2011, and 2010 with diluted earnings per share at $2.20 and $2.35, respectively.  Net income was $3.8 million and $3.9 million for the nine months ended September 30, 2011, and 2010 with diluted earnings per share at $6.47 and $6.67, respectively. Annualized return on average assets was 0.72 percent and 0.72 percent for the quarter and nine months ended September 30, 2011, compared to 0.80 percent and 0.78 percent during the same time periods in 2010.  Annualized return on average equity was 7.35 percent and 7.49 percent for the quarter and nine months ending September 30, 2011 compared to 8.20 percent and 8.04 percent, respectively, for the same time periods in 2010.

The decrease in net income for the quarter ended September 30, 2011 compared to the like quarter in 2010 was primarily due to an increase in provisions for other real estate owned which was partially offset by decreases in provision for loan losses and decreases in FDIC deposit insurance assessments. For the nine months ended September 30, 2011 compared to the like period in 2010, the decrease in net income was the result of a decrease in net interest income and an increase in provisions for other real estate owned which were partially offset by decreases in the provision for loan losses, FDIC deposit insurance assessments, occupancy and equipment expenses, and compensation and employee benefit expenses.

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income. In addition, changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively.  Bancorp generates non-interest income primarily through fees and service charges on deposit accounts and gains on the sale of mortgage loans. Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expenses, bank premises and equipment expenses and other operating expenses.

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

Bancorp’s net interest income was $5.4 million and $15.9 million for the quarter and nine months ended September 30, 2011 compared to $5.5 million and $16.5 million for the like periods in 2010.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. For the quarter and nine months ended September 30, 2011, the net interest margin decreased to 3.17 percent and 3.15 percent compared to 3.35 percent and 3.46 percent for the like periods in 2010. The decreases for both the quarter and nine months ended September 30, 2011 compared to the like periods in 2010 were primarily a result of the negative impact changes in the interest-earning asset composition with investment securities comprising a higher percentage of total interest-earning assets and loans comprising a lower percentage.  If this change in composition continues, Bancorp may continue to see a negative impact to Bancorp’s net interest margin.  In addition, yields on investments and loans decreased from 2010 to 2011.  These decreases were partially offset by decreases in Bancorp’s cost of funds.

Interest-earning assets: The largest component of interest income is interest earned on loans.  Total loan interest income decreased by $620,000 for three months ended September 30, 2011 to $5.0 million compared to $5.6 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, loan interest income decreased by $2.1 million to $14.9 million compared to $17.0 million for the same time period in 2010.  These decreases were primarily the result of decreases in average loan balances from 2010 to 2011 and decreases in loan yield.  For the quarter and nine months ended September 30, 2011, yields decreased to 5.68 percent and 5.70 percent compared to 5.89 percent and 5.96 percent for the like periods in 2010.  Additionally, average loan balances decreased $30.0 million and $31.0 million for the quarter and nine months ended September 30, 2011 compared to September 30, 2010.

Interest earned on investments and federal funds sold were $1.5 million and $4.5 million, respectively, for the quarter and nine months ended September 30, 2011 compared to $1.4 million and $4.1 million for the quarter and nine months ended September 30, 2010. These increases were primarily the result of increases in average investment balances from 2010 to 2011, partially offset by decreases in yield.  Average investment balances increased $60.5 million and $68.5 million for the quarter and nine months ended September 30, 2011 compared to September 30, 2010.  This increase was partially offset by decreases in yield. For the quarter and nine months ended September 30, 2011, yields decreased to 1.84 percent and 1.83 percent compared to 1.98 percent and 2.13 percent for the like periods in 2010.

Interest-bearing liabilities: Interest expense decreased $386,000 to $1.1 million for the three months ended September 30, 2011 compared to $1.5 million for the three months ended September 30, 2010.  Interest expense decreased $1.1 million to $3.5 million for the nine months ended September 30, 2011 compared to $4.6 million for the nine months ended September 30, 2010.  These decreases were primarily the result of 54 and 59 basis point decreases in the cost of funds for time deposits for the quarter and nine months ended September 30, 2011 compared to the like periods in 2010. These decreases were partially offset by a $24.5 million and $31.0 million increase in average interest-bearing deposit balances for the quarter and nine months, respectively.

The following tables present information regarding average balances of assets and liabilities as well as the total amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $123,000 and $427,000 for the quarter and nine months ended September 30, 2011, and $134,000 and $560,000 for the quarter and nine months ended September 30, 2010, respectively, are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2011			2010
Three months ended September	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$47,322	$31	0.26%	$87,816	$56	0.25%
Taxable investment securities	238,058	1,270	2.12	134,895	1,024	3.01
Tax exempt securities	46,971	243	2.05	49,111	276	2.23
Loans	346,815	4,967	5.68	376,390	5,587	5.89
Total interest-earning assets	679,166	6,511	3.80%	648,212	6,943	4.25%
Non-interest earning assets	32,413			34,672
Total assets	$711,579			$682,884

Liabilities and Stockholders’ Equity
Interest-bearing demand	$114,006	$128	0.45%	$102,563	$110	0.43%
Savings and money market	210,830	277	0.52	184,373	329	0.71
Certificates of deposit	203,306	606	1.18	216,676	938	1.72
Total interest-bearing deposits	528,142	1,011	0.76	503,612	1,377	1.08
Other borrowings	32,825	65	0.79	38,269	85	0.88
Total interest-bearing deposits & liabilities	560,967	1,076	0.76%	541,881	1,462	1.07%
Non interest-bearing demand deposits	79,593			72,417
Other non-interest-bearing liabilities	1,208			1,738
Total liabilities	641,768			616,036
Stockholders’ equity	69,811			66,848
Total liabilities and stockholders equity	$711,579			$682,884
Net interest income		$5,435			$5,481
Interest rate spread			3.04%			3.18%
Net interest margin			3.17%			3.35%

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2011			2010
Nine months ended September 30,	Average Balance	Interest	Yield /Cost	Average Balance	Interest	Yield /Cost
Assets
Federal funds sold	$64,952	$124	0.26%	$85,171	$161	0.25%
Taxable investment securities	213,076	3,581	2.25	121,796	3,106	3.41
Tax exempt securities	46,881	754	2.15	49,411	826	2.24
Loans	350,037	14,922	5.70	381,004	16,993	5.96
Total interest-earning assets	674,946	19,381	3.84%	637,382	21,086	4.42%
Non-interest earning assets	32,650			36,030
Total assets	$707,596			$673,412

Liabilities and Stockholders’ Equity
Interest-bearing demand	$111,938	$381	0.46%	$104,957	$306	0.39%
Savings and money market	206,156	860	0.56	176,466	1,016	0.77
Certificates of deposit	208,637	2,032	1.30	214,350	3,031	1.89
Total interest-bearing deposits	526,731	3,273	0.83	495,773	4,353	1.17
Other borrowings	33,563	206	0.82	38,792	254	0.88
Total interest-bearing deposits & liabilities	560,294	3,479	0.83%	534,565	4,607	1.15%
Non interest-bearing demand deposits	78,292			71,932
Other non-interest-bearing liabilities	1,118			1,686
Total liabilities	639,704			608,183
Stockholders’ equity	67,892			65,229
Total liabilities and stockholders equity	$707,596			$673,412
Net interest income		$15,902			$16,479
Interest rate spread			3.01%			3.27%
Net interest margin			3.15%			3.46%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended			Nine months ended
	September 30,			September 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$(35)	$10	$(25)	$(40)	$3	$(37)
Investment securities	1,904	(1,691)	213	2,232	(1,829)	403
Loans	(428)	(192)	(620)	(1,342)	(729)	(2,071)
Total net change in income on interest-earning assets	1,441	(1,873)	(432)	850	(2,555)	(1,705)
Interest-Bearing Liabilities
Deposits	188	(554)	(366)	219	(1,299)	(1,080)
Other borrowings	(11)	(9)	(20)	(33)	(15)	(48)
Total net change in expense on interest-bearing liabilities	177	(563)	(386)	186	(1,314)	(1,128)
Net change in net interest income	$1,264	$(1,310)	$(46)	$664	$(1,241)	$(577)

PROVISION FOR LOAN LOSSES                The provision for loan losses was $154,000 and $704,000 for the quarter and nine months ended September 30, 2011 compared to $390,000 and $1.3 million provision for loan losses for the like periods in 2010.  The decreases in the provision resulted from decreased levels of adversely classified assets and the decline in loan balances.  For the quarter and nine months ended September 30, 2011, net charge-offs were $761,000 and $2.1 million compared to $284,000 and $695,000 for the like periods in 2010. For the nine months ended September 30, 2011, charge-offs on one credit relationship represented 53 percent of total net charge-offs.

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

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, was relatively unchanged at $1.2 million for the quarter ended September 30, 2011 compared to $1.1 million for the quarter ended September 30, 2010.  Non-interest income increased 8.0 percent to $3.3 million for the nine months ended September 30, 2011 from $3.1 million for the like period in 2010. The increase primarily related to increases in service charges on deposit products.

NON-INTEREST EXPENSE              Non-interest expense was $4.8 million and $13.9 million for the quarter and nine months ended September 30, 2011 compared to $4.5 million and $13.5 million in the like periods in 2010. For the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, the increase was primarily the result of a $310,000 increase in provisions for other real estate owned which was partially offset by a $171,000 decrease in FDIC deposit insurance assessments.  For the nine months, the decrease was primarily the result of a $141,000 decrease in compensation and employee benefits, a $184,000 decrease in occupancy and equipment and a $158,000 decrease in FDIC deposit insurance assessments which were partially offset by a $258,000 increase in provisions for other real estate owned.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter and nine months ended September 30, 2011 was 72.8 percent and 72.0 percent compared to 68.3 percent and 69.1 percent for the same time periods in 2010.

INCOME TAX EXPENSE     Income tax expense for the quarter and nine months ended September 30, 2011 was $343,000 and $870,000 compared to $305,000 and $803,000 expense for the quarter and nine months ended

September 30, 2010, respectively. Bancorp’s effective tax rates were 18.6 percent and 17.0 percent for the nine months ended September 30, 2011 and 2010, respectively.

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. As of September 30, 2011, Bancorp had $754,000 in tax-exempt income from tax-exempt bonds and warrants. In addition, Bancorp had $20.5 million in Qualified Zone Academy Bonds as of September 30, 2011. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $720.5 million at September 30, 2011 compared to $692.9 million at December 31, 2010.  This increase was primarily due to an $18.4 million increase in deposits. Net loans decreased $9.0 million to $349.2 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Investment securities and federal funds sold increased $37.7 million to $337.4 million at September 30, 2011 and within the total, federal funds sold decreased to $43.2 million at September 30, 2011 compared to $80.4 million at December 31, 2010.  Total investment securities, including federal funds sold as a percentage of total assets increased to 47% at September 30, 2011, compared to 43% as of December 31, 2010.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported as accumulated other comprehensive income, a separate component of stockholders’ equity.   At September 30, 2011, the available-for-sale investment portfolio was comprised of 47.1 percent Government Sponsored Agency and Government Agency residential mortgage-backed pass-through securities and collateralized mortgage obligations, 4.4 percent of state and municipals and 48.5 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio was concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases totaled $132.4 million for the nine months ended September 30, 2011, while maturities, security calls and principal pay downs totaled $61.6 million.

The following table presents the carrying value of the portfolio of investments securities as of the dates indicated.

	September 30, 2011	December 31, 2010
Held-To-Maturity
State and political subdivisions	$36,529	$38,367
Total	$36,529	$38,367
Available-For-Sale
U.S. government agencies	$124,949	$85,775
Residential mortgage-backed securities and collateralized mortgage obligations	121,492	86,431
State and political subdivisions	11,238	8,765
Total	$257,679	$180,971

LOANS                 Net loans decreased $9.0 million to $349.2 million at September 30, 2011 from $358.2 million at December 31, 2010.  Net loans represented 48.5 percent of total assets at September 30, 2011.   Bancorp continues to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current economic conditions which results in lower loan demand and lower availability of quality loans. Additionally, economic conditions have resulted in lower usage of available lines of credit and operating lines by Bancorp’s borrowers. Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Commercial Loans:  These loans were 17% of our portfolio as of September 30, 2011 compared to 19% at December 31, 2010.  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Commercial Real Estate: Commercial real estate loans were 28% of our portfolio as of September 30, 2011 compared to 28% at December 31, 2010. Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures.

Other Real Estate Loans: Other real estate loans compromised 43% of our portfolio as of September 30, 2011 compared to 40% at December 31, 2010. Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.

Real Estate Construction:  These loans compromised 1% of our portfolio as of September 30, 2011 and December 31, 2010. Real Estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed. Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate.

Consumer Loans: Consumer loans compromises 11% of our portfolio as of September 30, 2011 compared to 12% at December 31, 2010.  Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

Concentrations: While Bancorp has a diversification of loan types and type of security, Bancorp does have a concentration of loans in commercial and residential real estate and as such we are not immune to either the current economic conditions or how these economic conditions may affect a borrower’s ability to meet the stated repayment terms.  Loans secured by real estate compose 79% of the total loan portfolio and 39% of total assets as of September 30, 2011.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.  In addition, Bancorp has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 49% of our loan portfolio as of September 30, 2011 was comprised of loans to a group of approximately 45 entities related through ownership or guaranties, but generally with unrelated repayment sources.  Also, most of Bancorp’s business activity is with customers located within Skagit, Snohomish and Whatcom Counties. While Bancorp has these concentrations, Bancorp believes that its lending policies and concentration policies are sufficient to minimize risks.  Management employs risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through stress testing.

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	$60,000	$69,177
Commercial real estate
Raw land and land development	36,348	37,233
Other commercial real estate	61,556	65,516
Other real estate
Residential	33,456	34,681
Farmland and owner occupied nonfarm nonresidential	117,782	115,291
Real estate construction
Commercial	1,344	826
Residential	5,613	3,210
Consumer
Home equity	23,464	23,522
Credit cards and other consumer	15,869	16,622
	355,432	366,078
Less deferred loan fees	(494)	(759)
Total Loans	$354,938	$365,319

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

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $5.7 million or 1.64 percent of net loans as of September 30, 2011 compared to $7.1 million or 1.98 percent of net loans as of December 31, 2010.  Decreases to the allowance balance, and percentage of allowance to net loans, from September 30, 2011, to December 31, 2010, are primarily attributable to a $9.8 million decrease in the balance of substandard loans,  a $10.4 million decrease in gross loan balances and one large charge-off of $1.1 million during 2011, for which there was a specific reserve of $540,000  as of December 31, 2010.  Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $154,000 and $704,000 for the quarter and nine months ended September 30, 2011, respectively, compared to $390,000 and $1.3 million for the like period in 2010. For the quarter and nine months ended September 30, 2011, net charge-offs were $761,000 and $2.1 million compared to $284,000 and $695,000 for the like periods in 2010.

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

Bancorp has a high concentration of loans to a relatively small group of large borrowers which can impact the level of non-performing loans when one of these loans is classified as non-performing.  In some cases, non-performing loans may be well collateralized with no loss of principal balance envisioned.  As a result, increases to non-performing loans balances do not necessarily result in an increase to the allowance for loan losses under Bancorp’s methodology for estimating the allowance for loan losses. Also, prior to loans being classified as non-performing these loans are typically already risk rated as substandard or special mention and receive a general allowance allocation based on historical loan loss experience for that particular loan types and risk ratings. Substandard and special mention loans moved to non-performing status can result in a net decrease to the allowance for loan losses if the particular loan is well secured and no loss of principal is envisioned under Bancorp’s methodology for estimating the allowance for loan losses.

Further information regarding Bancorp’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 7 — Allowance for Loan Losses in the accompanying notes to the consolidated financial statements found elsewhere in this report.

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	September 30, 2011	December 31, 2010
Commercial	$884	$1,494
Commercial real estate	1,840	2,564
Other real estate	1,180	1,400
Real estate construction	105	67
Consumer	675	855
Unallocated	1,033	699
Total	$5,717	$7,079

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Allowance as of beginning of period	$6,324	$7,392	$7,079	$6,883
Provision for loan losses	154	390	704	1,310
Charge-offs	(800)	(302)	(2,184)	(813)
Recoveries	39	18	118	118
Net charge-offs	(761)	(284)	(2,066)	(695)
Balance at end of period	$5,717	$7,498	$5,717	$7,498
Ratio of net charge-offs to average loans during the period	(0.88)%	(0.30)%	(0.79)%	(0.24)%
Ratio of allowance to net loans at end of period	1.64%	1.99%	1.64%	1.99%
Ratio of non-performing loans to allowance	302.40%	113.00%	302.40%	113.00%

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

ASSET QUALITY         Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At September 30, 2011, non-performing assets increased to $22.4 million or 3.11 percent of total assets compared to $18.6 million or 2.69 percent as of December 31, 2010.  The increase was mainly the result of one loan relationship, with an aggregate balance of $5.0 million, moving into non-accrual status during the nine months ended September 30, 2011.

Non-accrual loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $17.3 million as of September 30, 2011 compared to $12.8 million as of December 31, 2010.

Troubled Debt Restructurings — Loans are considered troubled debt restructures on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $5.8 million as of September 30, 2011 of which, $5.8 million was included in non-accrual loans. Restructured loans included in impaired loans were $5.4 million as of December 31, 2010, of which, $5.4 million was included in non-accrual loans.

Other real estate owned — Other real estate owned decreased $713,000 to $ 5.1 million compared to $5.8 million at December 31, 2010. During 2011, two real estate properties of $2.3 million were sold.  In addition, seven properties for a total of $2.4 million were transferred to other real estate owned. As of September 30, 2011, Bancorp held nine properties which represent four separate land development projects with a carrying balance of $3.1 million, two commercial real estate properties with a carrying balance of $1.3 million and three residential properties with a carrying balance of $758,000.

Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Based on current appraisals received for the nine months ended September 30, 2011 and 2010 and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $693,000 and $435,000, respectively. It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans	$17,288	$12,794
Loans past due 90 days or more	—	—
Total non-performing loans	17,288	12,794
Other real estate owned	5,100	5,813
Total non-performing assets	$22,388	$18,607
Total non-performing loans to net loans	4.95%	3.57%
Total non-performing loans to total assets	2.40%	1.85%
Total non-performing assets to total assets	3.11%	2.69%

Impaired loans - At September 30, 2011, impaired loans decreased to $17.7 million compared to $17.9 million at December 31, 2010.  Five credit relationships totaling $13.4 million, accounted for 75.7 percent of impaired loans as of September 30, 2011.

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

Other potential problem loans —   Potential problem loans consist of risk rated substandard loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of September 30, 2011 and December 31, 2010, Bancorp had classified $9.0 million and $18.6 million, respectively, as potential problem loans.

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

Total deposits increased $18.4 million to $609.3 million at September 30, 2011 compared to $590.9 million at December 31, 2010. Within the total, the increase came from core deposits which increased $33.1 million. This increase was partially offset by a $14.7 million decrease in time deposits. As a result, core deposits as a percentage of total deposits increased to 67.1% at September 30, 2011 compared to 63.6% at December 31, 2010.   Core deposits consist of non- interest and interest bearing demand accounts, money market accounts, and saving accounts.

In December 2008, Bancorp initiated service through the Certificate of Deposit Account Registry Service (CDARS).  Bancorp uses CDARS to offer existing customers the ability to obtain additional FDIC insurance coverage. Although all CDARS deposits represent direct customer relationships with Bancorp, for regulatory purposes they are required to be classified as brokered deposits. CDARS deposits were $14.1 million and $19.5 million at September 30, 2011 and December 31, 2010.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$82,426	13.5%	$79,099	13.4%
Interest bearing demand	114,676	18.8%	109,085	18.5%
Money market	96,445	15.8%	87,289	14.8%
Savings	115,074	18.9%	100,068	16.9%
Time	186,663	30.6%	195,800	33.1%
Brokered time deposits (CDARS)	14,055	2.4%	19,540	3.3%
Total deposits	$609,339	100.0%	$590,881	100.0%

OTHER BORROWINGS   Borrowings consist of federal funds purchased, discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  At September 30, 2011 and December 31, 2010, securities sold under agreements to repurchase were $38.5 million and $34.1 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and the current competitive interest rate offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings at September 30, 2011 and December 31, 2010.

CAPITAL RESOURCES    Stockholders’ equity increased to $71.2 million at September 30, 2011 from $66.0 million at December 31, 2010.  Book value per share at September 30, 2011 was $121.89 compared to $112.32 at December 31, 2010.

Bancorp has only one class of stock, which is common stock and at September 30, 2011, there were 783 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions.

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the nine months ended September 30, 2011, Bancorp repurchased 3,480 shares of stock for $522,000 at a price of $150 per share. No shares were repurchased for the nine months ended September 30, 2010.

Skagit State Bancorp and Skagit State Bank are both subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC under which risk percentages are assigned to various categories of asset and off-balance sheet items to calculate a risk-adjusted capital ratio.  The federal regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized”. Failure to be well —capitalized can impact a bank’s insurance premium rates, can negatively impact a bank’s ability to expand and engage in certain activities. At September 30, 2011, Skagit State Bancorp and the Bank both exceeded regulatory capital requirements and were “well-capitalized” pursuant to such regulations.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,938	16.34%	$35,222	>8.00%	$44,027	>10.00%
Skagit State Bancorp, Inc.	$72,127	16.38%	$35,232	>8.00%	$44,040	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,431	15.09%	$17,611	>4.00%	$26,416	>6.00%
Skagit State Bancorp, Inc.	$66,618	15.13%	$17,616	>4.00%	$26,424	>6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$66,431	9.34%	$28,461	>4.00%	$35,576	>5.00%
Skagit State Bancorp, Inc.	$66,618	9.36%	$28,461	>4.00%	$35,576	>5.00%

As of December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$69,658	15.75%	$35,378	>8.00%	$44,222	>10.00%
Skagit State Bancorp, Inc.	$69,882	15.80%	$35,389	>8.00%	$44,237	>10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$64,111	14.50%	$17,689	>4.00%	$26,533	>6.00%
Skagit State Bancorp, Inc.	$64,333	14.54%	$17,695	>4.00%	$26,542	>6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$64,111	9.27%	$27,673	>4.00%	$34,592	>5.00%
Skagit State Bancorp, Inc.	$64,333	9.30%	$27,673	>4.00%	$34,592	>5.00%

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

As of September 30, 2011 Bancorp had approximately $27.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $62.6 million pledged as collateral for borrowing at the Federal Reserve Discount Window, and unpledged marketable securities with a market value of $140.2 million available for funding needs. Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 57.3 percent at September 30, 2011 compared to 60.6 percent at December 31, 2010, as a result of the increase in deposits and the decrease in loans.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail Bancorp’s operating, investing and financing activities during the year. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the Consolidated Statement of Cash Flows, net cash flows from operating and financing activities contributed $5.9 million and $21.2 million to liquidity, respectively, for the nine months ended September 30, 2011. The net use of cash from investing activities of $25.8 million was primarily for the net purchase of $132.4 million in investment securities.

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

Asset Liability Management: Bancorp maintains an asset/liability management program which is the responsibility of the Asset Liability Committee.  The objective of asset liability management is to manage, protect and stabilize Bancorp’s net interest income from undue interest rate risk through various interest rate cycles within the constraints of credit quality, interest rate risk policies, levels of capital and adequate levels of liquidity.  The committee meets to monitor the composition of the balance sheet, to review projected earnings trends, and to formulate strategies consistent with these objectives for liquidity, interest rate risk and capital adequacy. Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2010.

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

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 49% of our loan portfolio as of September 30, 2011 was comprised of loans to a group of approximately 45 entities related through ownership or guaranties, but generally with unrelated repayment sources.  If any material portion of those entities ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

Bancorp maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the loan portfolio.  While we strive to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans.  By closely monitoring our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly.  However, because future events are uncertain, and if adverse economic conditions continue to persist, there may be loans that deteriorate to a nonperforming status in an accelerated time frame.  As a result, future additions to the allowance may be necessary.  Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance.  As a result, future additions to the allowance at elevated levels may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, which may result from changes in economic conditions, or as a result of actual events being different from assumptions used by management in determining the allowance.  Additionally, banking regulators, as an integral part of their supervisory function, periodically review our loan portfolio and the adequacy of our allowance for loan losses.  These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.  Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

A continued tightening of the credit markets may make it difficult to obtain adequate funding for loan growth, which could adversely affect our earnings.

A continued tightening of the credit markets and the inability to obtain or retain adequate funds for continued loan growth at an acceptable cost may negatively affect our asset growth and liquidity position, and therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan payments, Bancorp also relies on alternative funding sources through correspondent banking and borrowing lines with the Federal Reserve Bank to fund loans.  In the event the current economic downturn continues, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to Bancorp.

We may be required, in the future, to recognize impairment with respect to investment securities.

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of Bancorp’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of September 30, 2011, Bancorp did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require Bancorp to recognize an impairment charge with respect to these and other holdings.

Fluctuating interest rates can adversely affect Bancorp’s profitability.

Bancorp’s profitability and cash flows are dependent to a large extent upon net interest income. Net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and Bancorp’s cost of funds, primarily interest expense on deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control including, but not limited to, general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. If the interest paid on deposits increases at a faster rate than the interest received on loans and investment securities, Bancorp’s net interest income, and therefore earnings could be adversely affected.  Earnings could also be adversely affected if interest received on loans and investments decreases faster than interest paid on deposits.

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

Bancorp is subject to extensive regulation, supervision and examination by federal and state banking authorities. In addition, as a publicly reporting company, Bancorp is subject to regulation by the Securities and Exchange Commission. Any change in applicable regulations, or federal, state or local legislation, or in policies or interpretations or regulatory approaches to compliance and enforcement, income tax laws and accounting principles could have a substantial impact on Bancorp and its operations. Changes in laws and regulations may also increase Bancorp’s expenses by imposing additional fees or taxes or restrictions on its operations. Additional legislation and regulations that could significantly affect Bancorp’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on Bancorp’s financial condition and results of operations. Failure to appropriately comply with any such laws, regulations or principles could result in sanctions by regulatory agencies or damage to Bancorp’s reputation, all of which could adversely affect our business, financial condition or results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, could lead to market-wide liquidity problems, losses of depositors, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience material changes in the level of deposits as a direct or indirect result of other banks’ difficulties or failure, which could affect the amount of capital we need.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter and nine months ended September 30, 2011, Bancorp repurchased 3,480 shares of stock for an average price of $150 per share.

Period	Total Number of Shares Purchase	Average Price Paid per Share
July 1 - 31, 2011	—	$—
August 1 - 31, 2011	3,480	$150.00
September 1 - 30, 2011	—	$—

Bancorp has not adopted an official repurchase plan or established maximum shares that may be repurchased.

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
101

The following financial information from Skagit State Bancorp’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholder’s Equity and comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	November 10, 2011	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	November 10, 2011	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer