Form 10-K
period 2011-12-31
Skagit State Bancorp, Inc.
filed 2012-03-09
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There is no active trading market for the Registrant’s voting securities.  The Registrant’s voting common stock is not listed on any exchange or quoted on NASDAQ.  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the most recent second quarter), was $76.3 million  (based on the June 30, 2011 market price of  $165 per share).

The number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2012 was:

Title of Class	Number of Shares Outstanding
Common Stock, No Par Value	581,546

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Annual Report to Stockholders for the year ended December 31, 2011 are incorporated by reference into Part II of this Annual Report.

2.     Portions of the Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

SKAGIT STATE BANCORP, INC.

2011 Annual Report on Form 10-K

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Risk Factors in Item 1A. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K or documents incorporated by reference. Skagit State Bancorp, Inc. does not undertake any obligation to publicly correct or update any forward-looking statement if we later become aware that actual results are likely to differ materially from these expressed in such forward looking statement.

ITEM 1.  BUSINESS

Skagit State Bancorp, Inc. is a bank holding company with one wholly owned subsidiary - Skagit State Bank (collectively, “Bancorp” or “Company”). Skagit State Bank (“the Bank”) was established in 1958 by the late James P. Bishop and other investors.  The Bank was formed under the laws of the State of Washington and is regulated by the Department of Financial Institutions, Division of Banks (“Director”) and by the Federal Deposit Insurance Corporation (“FDIC”), its primary federal regulator and the insurer of its deposits. Skagit State Bancorp, Inc. is regulated by the Federal Reserve Bank.  The Bank is headquartered in Burlington, Skagit County, Washington.  At December 31, 2011, Bancorp had 777 shareholders of record owning 582,023 shares of the Bancorp’s no par value common stock (“Common Stock”).

Bancorp’s Primary Market Area

Skagit State Bank conducts its banking business through its main office in Burlington and eleven other branches located within Skagit, Snohomish and Whatcom Counties. The Bank focuses its banking and other services on individuals, professionals, and small to medium-sized businesses throughout its market area. Bancorp provides a full range of banking services and products to both businesses and individuals. Bancorp operates its main office in Burlington (Skagit County), three branches in Mount Vernon (Skagit County), two branches in Sedro-Woolley (Skagit County), a branch in Anacortes (Skagit County), a branch in Stanwood (Snohomish County), two branches in Bellingham (Whatcom County), one branch in Arlington (Snohomish County) and one branch in Lynden (Whatcom County).  As of December 31, 2011, Bancorp had total assets of $723.4 million.

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

Commercial Loans:  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

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

Additional information relating to “Loans” is set forth in the “Management Discussion and Analysis” section of the 2011 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

Additional information relating to “Deposits” is set forth in the “Management Discussion and Analysis” section of the 2011 Annual Report, portions of which is contained in Exhibit 13 and is incorporated herein by reference.

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

Employees

As of December 31, 2011, Bancorp had 163 full-time equivalent employees. None of the Bancorp’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group.  Management believes its employee relations to be good.

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

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed.  The full extent to which these changes will impact our business is not yet known.  However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

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

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is expected to act as a source of financial and managerial strength to the Bank.  This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Consumer Protection.  The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services.  Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders and their related interests; and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.  Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Tier I and Tier II Capital.  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital.  Tier I capital generally consists of common stockholders’ equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries.  Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments and qualifying subordinated debt.  The sum of Tier I capital and Tier II capital represents an institution’s total capital.  The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Troubled Asset Relief Program. Under the EESA, the Treasury has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions pursuant to the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.  Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for TARP. Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”), which funds were used to purchase preferred stock from qualifying financial institutions.  The Company received approval for participation in the CPP, but determined not to participate in light of its strong capital position.

Temporary Liquidity Guarantee Program  Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which (i) removed the limit on FDIC deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2009, and (ii) provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009 and the FDIC also extended the Transaction Account Guarantee portion of the TLGP through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest bearing transaction accounts. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance more closely to the risks they pose. The Bank has prepaid its quarterly deposit insurance assessments for 2012 pursuant to applicable FDIC regulations. In February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity).  Since the new assessment base is larger than the base used under prior regulations, the rules also lower assessment rates, so that the total amount of revenue collected by the FDIC from the industry is not significantly altered.  The rules also revise the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets.  The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the

Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Insurance of Deposit Accounts.  The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2010. On May 20, 2009, the temporary increase was extended through December 31, 2013.  The Dodd-Frank Act permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.  EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Pursuant to the Dodd-Frank Act, unlimited coverage for non-interest transaction accounts will continue until December 31, 2012.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law.  The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies.  Not all of the regulations implementing these changes have been promulgated.  As a result, we cannot determine the full impact on our business and operations at this time.  However, the Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board.  The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets.  Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition.  The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA was intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion.  Among other things, ARRA authorized the U.S. Small Business Administration (“SBA”) to increase the level of the SBA’s guaranty for eligible loans to 90 percent.  The increased guaranty percentage continued until available funding was exhausted on January 3, 2011.  ARRA also made temporary changes, which expired on December 31, 2010, to federal law that expanded the capability of banks to purchase tax-exempt debt.

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

Proposed Legislation

General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Possible Changes to Capital Requirements Resulting from Basel III.  Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”).  Basel III is intended to be implemented by participating countries for large, internationally active banks.  However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks.  Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio is 4.5 percent of risk weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios.  We cannot predict the extent to which Basel III will be adopted or, if adopted, how it will apply to us.

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

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or if certain of those larger loans incur problems.

Approximately 50% of our loan portfolio as of December 31, 2011 was comprised of loans to a group of approximately 46 customers.  If any material portion of those customers ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

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

With respect to real estate loans and property taken in satisfaction of such loans (“other real estate owned” or “OREO”), we can be required to recognize significant declines in the value of the underlying real estate collateral or OREO quite suddenly as new appraisals are performed in the normal course of monitoring the credit quality of the loans. There are many factors that can cause the appraised value of real estate to decline, including declines in the general real estate market, changes in methodology applied by the appraiser, and/or using a different appraiser than was used for the prior appraisal. Our ability to recover on real estate loans by selling or disposing of the underlying real estate collateral is adversely impacted by declining appraised values, which increases the likelihood we will suffer losses on defaulted loans beyond the amounts provided for in the ALLL. This, in turn, could require material increases in our provision for loan losses and ALLL.

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

A decline in the fair value of our investment portfolio could adversely affect earnings.

The fair value of our investment securities could decline as a result of factors including changes in market interest rates, credit quality and ratings, lack of market liquidity and other economic conditions.  Investment securities are impaired if the fair value of the security is less than the carrying value. When a security is impaired, we determine whether impairment is temporary or other-than-temporary. If impairment is determined to be other-than temporary, an impairment loss is recognized by reducing the amortized cost only for the credit loss associated with an other-than-temporary loss with a corresponding charge to earnings for a like amount. Any such impairment charge would have an adverse effect, which could be material, on our results of operations and financial condition.

With relatively soft loan demand and increased liquidity, our investment securities portfolio has grown significantly and represented 41 percent of total assets at December 31, 2011, compared to 32 percent at December 13, 2010. We are subject to interest rate risk exposure if rates were to increase sharply. Further, the change in the mix of our assets to more investment securities presents a different type of asset quality risk than the loan portfolio. While we believe we have taken a relatively conservative approach to our investment portfolio, there is always potential loss exposure under changing economic conditions. Our investment securities portfolio has increased and now constitutes a much larger portion of our assets with any attendant risks of such investments.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

Bancorp is headquartered in Burlington, Washington. The building at 301 East Fairhaven Avenue is owned by Bancorp and houses a branch and administrative offices. Bancorp completed construction and occupied the building in 1961. There is also a building at 121 North Spruce Street in Burlington, a building at 323 E. Fairhaven Avenue and at 327 E. Fairhaven Avenue in Burlington that house some of the administrative offices. There are eleven branches in addition to the head office.

Bancorp owns the buildings and land occupied by twelve (12) branches. All offices are functional, properly located and provide adequate working facilities.  In addition to the land and buildings owned by Bancorp, it also owns all of its furniture, fixtures and equipment including data processing equipment and much of its software. At December 31, 2011, the net book value of Bancorp’s premises and equipment was $11.0 million.

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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp has only one class of stock, which is common stock and at December 31, 2011, there were 777 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur periodically.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions. From time to time, Bancorp may also repurchase shares from existing shareholders.  Bancorp did not repurchase any shares for year ended 2010.  The following table summarizes the Bancorp’s share repurchases for 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - September 30, 2011	3,480	$150.00	—	—
October 1 - December 31, 2011	2,813	$145.77	—	—

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

Year Ended 12/31/2011				Year Ended 12/31/2010
	Market Price		Cash Dividend		Market Price		Cash Dividend
	High	Low	Declared		High	Low	Declared
1st Qtr	$160.00	$150.00	$—	1st Qtr	$200.00	$150.00	$—
2nd Qtr	165.00	140.00	2.00	2nd Qtr	200.00	150.00	1.75
3rd Qtr	165.00	143.00	—	3rd Qtr	170.00	150.00	—
4th Qtr	155.00	145.00	2.25	4th Qtr	160.00	150.00	2.25

The following table summarizes information about the Company’s equity compensation plan as of December 31, 2011.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	25,411	$176.09	72,707

ITEM 6.     SELECTED FINANCIAL DATA

The information captioned “Selected Financial Data” contained in the 2011 Annual Report to Shareholders (Annual Report), which is required by this item is incorporated by reference to the Section filed as Exhibit 13 to this report.

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

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                                            CONTROLS AND PROCEDURES AND CORPORATE GOVERNANCE

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Bancorp’s management, including the President/Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

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

ITEM 9B.                                            OTHER INFORMATION

None

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information concerning directors and certain executive officers of Bancorp and compliance with Section 16 filing requirements, see the sections entitled “Information with Respect to Nominees and Continuing Directors” and “Compliance with Section 16(a) Filing Requirements” in Bancorp’s definitive 2012 Annual Meeting Proxy Statement (“Proxy Statement”) that is incorporated herein by reference.

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

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The index to the consolidated financial statements required by this item are set forth in Item 8 of this report.

(a)(2)                    Schedules: None

(a)(3)                Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (1)

10.1*	Change of Control Agreement between the Bank and Richard C. Humphrey dated August 15, 2006(1)

10.2*	Change in Control Agreement between the Bank and Carla Tucker dated November 26, 2007(2)

10.3*	2005 Incentive Stock Plan(3)

10.4*	Restricted Stock Agreement(3)

10.5*	Form of Stock Option Agreement(3)

13	Portions of the 2011 Annual Report

14	Code of Ethics (4)

23	Consent of Moss Adams, LLP

31.1	Certification of Cheryl R. Bishop, Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SKAGIT STATE BANCORP, INC.
(Registrant)

Date: March 9, 2012	By:	/s/ Cheryl R. Bishop
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