Form 10-Q
period 2012-03-31
Skagit State Bancorp, Inc.
filed 2012-05-10
CIK 1366986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s Common Stock outstanding at May 2nd, 2012 was 580,301.

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

Item 1.    Financial Statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET (Unaudited)

(dollars in thousands except share data)	March 31, 2012	December 31, 2011
ASSETS
ASSETS
Cash and due from banks	$16,040	$11,119
Federal funds sold	55,783	41,895
Investment securities
Available-for-sale, at fair value	273,284	265,388
Held-to-maturity, at amortized cost	33,766	34,662
Loans held for sale	317	521
Loans	349,357	353,769
Allowance for loan losses	(5,356)	(5,183)
Net loans	344,001	348,586
Bank premises and equipment, net	11,033	11,036
Other real estate owned	3,576	4,397
Accrued interest receivable	2,585	2,638
Other assets	3,728	3,147
TOTAL ASSETS	$744,113	$723,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Interest-bearing	$546,683	$528,989
Non-interest-bearing	94,843	91,303
Total deposits	641,526	620,292
Other borrowings	30,178	31,334
Other liabilities	1,015	1,339
Total liabilities	672,719	652,965
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock no par value, 5,000,000 shares authorized, 580,054 and 581,529 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	12,642	12,644
Accumulated other comprehensive income, net of tax	3,408	3,769
Retained earnings	55,344	54,011
Total stockholders’ equity	71,394	70,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$744,113	$723,389

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31,
(dollars in thousands except per share data)	2012	2011

INTEREST INCOME
Interest and fees on loans	$4,727	$4,905
Investment securities
Taxable	1,313	1,108
Exempt from federal income tax	241	257
Federal funds sold	32	52
Total interest income	6,313	6,322
INTEREST EXPENSE
Deposits	774	1,180
Other borrowings	50	74
Total interest expense	824	1,254
NET INTEREST INCOME	5,489	5,068
Provision for loan losses	300	325
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,189	4,743
NON-INTEREST INCOME
Service charges on deposits	828	787
Other	217	175
Gains on sale of assets and loans	119	78
Total non-interest income	1,164	1,040
NON-INTEREST EXPENSES
Compensation and employee benefits	2,435	2,335
Provision for other real estate owned losses	2	213
Occupancy and equipment	377	369
Data processing	439	431
B&O tax expense	97	107
Consulting and professional fees	99	74
Loan collection and OREO expenses	96	135
Advertising	208	220
Deposit Insurance	160	246
Other	449	462
Total non-interest expenses	4,362	4,592
INCOME BEFORE PROVISION FOR INCOME TAX	1,991	1,191
PROVISION FOR INCOME TAX
Current	445	216
Total provision for income tax	445	216
NET INCOME	$1,546	$975
BASIC EARNINGS PER SHARE	$2.66	$1.66
DILUTED EARNINGS PER SHARE	$2.66	$1.66

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(dollars in thousands except per share data)	2012	2011

Net Income	$1,546	$975
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during period	(546)	(220)
Income tax benefit related to unrealized loss	185	75
Net unrealized loss during period	(361)	(145)
Other comprehensive loss, net of tax	(361)	(145)
COMPREHENSIVE INCOME	$1,185	$830

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2012 and 2011

			Accum. Other		Total
	Common Stock		Comprehensive	Retained	Stockholders’
(dollars in thousands except share and per share amounts)	Shares	Amount	Income	Earnings	Equity
BALANCE, January 1, 2011	587,377	$12,541	$1,639	$51,792	$65,972
Net income	—	—	—	975	975
Other comprehensive income (loss)	—	—	(145)	—	(145)
Stock compensation expense and restricted stock awards	262	60	—	—	60
BALANCE, March 31, 2011	587,639	$12,601	$1,494	$52,767	$66,862

BALANCE, January 1, 2012	581,529	$12,644	$3,769	$54,011	$70,424
Net income	—	—	—	1,546	1,546
Other comprehensive income (loss)	—	—	(361)	—	(361)
Common stock redemption	(1,722)	(37)	—	(213)	(250)
Stock compensation expense and restricted stock awards	247	35	—	—	35
BALANCE, March 31, 2012	580,054	$12,642	$3,408	$55,344	$71,394

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)
Three months ended March 31,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,546	$975
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	300	325
Provision for other real estate owned losses	2	213
Depreciation	145	156
Gains on sale of other real estate owned	(53)	(18)
Gains on loans held for sale	(66)	(60)
Amortization of investment security premiums and discounts, net	236	91
Stock compensation for employee services	35	60
Changes in operating assets and liabilities
Origination of loans held for sale	(2,714)	(2,256)
Proceeds from sale of loans held for sale	2,984	2,394
(Increase) decrease in interest receivable	53	121
Decrease (increase) in other assets	(396)	(39)
(Decrease) increase in other liabilities	(324)	(428)
Net cash flows from operating activities	1,748	1,534
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal payments of investment securities — available-for-sale	27,059	13,417
Purchases of investment securities — available-for-sale	(35,737)	(47,274)
Proceeds from maturities, calls, and principal payments of investment securities — held-to-maturity	1,504	61
Purchases of investment securities — held-to-maturity	(608)	—
Net (increase) decrease in federal funds sold	(13,888)	9,246
Net decrease in loans	3,985	7,576
Purchase of premises and equipment	(142)	(55)
Proceeds from sale of other real estate owned	1,172	—
Net cash flows from investing activities	(16,655)	(17,029)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, money market, NOW and savings accounts	24,781	20,546
Net increase (decrease) in time deposits	(3,547)	(5,099)
Amount paid for redemption of common stock	(250)	—
Net increase (decrease) in other borrowings	(1,156)	346
Net cash flows from financing activities	19,828	15,793
NET CHANGE IN CASH AND DUE FROM BANKS	4,921	298
CASH AND DUE FROM BANKS, beginning of period	11,119	10,461
CASH AND DUE FROM BANKS, end of period	$16,040	$10,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$819	$1,273
NONCASH FINANCING AND INVESTING TRANSACTIONS
Property taken in settlement of loans	$300	$126
Property sold through seller financing	$—	$1,409

See accompanying notes to these consolidated financial statements

SKAGIT STATE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The accompanying consolidated financial statements include the accounts of Skagit State Bancorp, Inc. and its subsidiary Skagit State Bank, (collectively, “Company” or “Bancorp”). All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results anticipated for the year ending December 31, 2012. For additional information, refer to the audited financial statements and footnotes for the most recent annual period ended December 31, 2011 contained in the Annual Report on Form 10-K.  All dollar amounts in tables, except share and per share information, are stated in thousands.

Critical Accounting Policies: Bancorp’s financial statements are based upon the selection and application of significant accounting policies which by their nature are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Bancorp considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Bancorp’s consolidated financial statements. Management has identified specific accounting policies that due to judgments, estimates, assumptions and economic assumptions, that may prove inaccurate or are subject to variation, which may significantly affect our reported results of operations and financial positions for the periods presented or in future periods.  These policies relate to the determination of the allowance for loan losses, deferred income taxes, the valuation of real estate owned and investment securities. These policies and the judgments, estimates and assumptions are described in the Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications: Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation. Such classifications have no effect on reported amounts of financial condition, earnings, cash flow, or net income.

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

Note 2:   NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05 which amends Comprehensive Income (Topic 220).  The amendments require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The objective is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income.  These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Disclosures required by ASU 2011-02 are included in Consolidated Statement of Comprehensive Income.  The adoption of the disclosure requirements had no material impact on Bancorp’s consolidated financial position, results of operations, and earnings per share.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 was effective for annual periods beginning after December 15, 2011. The adoption of this amendment had no material impact on Bancorp’s consolidated financial position, results of operations, and earnings per share.

Note 3:         EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding. Diluted earnings per share is calculated by dividing net income by diluted weighted average shares outstanding, which includes common stock equivalents outstanding using the treasury stock method.

	Three months ended
	March 31,
(dollars in thousands except share and per share amounts)	2012	2011
Numerator:
Net income	$1,546	$975
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	581,026	587,496
Effect of dilutive securities:
Stock options and unvested restricted stock grants	380	850
Denominator for diluted earning per share - Weighted average shares outstanding	581,406	588,346
Basic earnings per share	$2.66	$1.66
Diluted earnings per share	$2.66	$1.66

Note 4:         STOCK-BASED COMPENSATION

Bancorp has one share-based payment plan, which is shareholder approved, and permits the grant of share-based awards to its employees and directors up to 100,000 shares.  As of March 31, 2012 there were 72,707 common shares available for grant. Total equity compensation expense was $35,000 for the three months ended March 31, 2012 and $60,000 for the like period in 2011.

Stock Options: No options were awarded for the three months ended March 31, 2012 or the twelve months ended December 31, 2011. The unrecognized share-based compensation cost relating to stock option expense at March 31, 2012 was $144,000, which will be recognized over the remaining vesting schedule through 2014.

The following table summarizes the activity related to options outstanding during the three months ended March 31, 2012. The aggregate intrinsic value represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option, times the number of shares):

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Exercise/Grant Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2012	24,917	$179.58	6.01	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding at March 31, 2012	24,917	$179.58	5.76	$—
Exercisable at March 31, 2012	20,073	$176.14	5.53	$—

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

The unrecognized share-based compensation cost relating to restricted stock awards expense at March 31, 2012 was $41,000, which will be recognized over the remaining years of the original five year vesting period of the awards.  There were no awards granted for the three months ended March 31, 2012 or for the twelve months ended December 31, 2011.   The total intrinsic value of stock awards exercised and vested during the three months ended March 31, 2012 was $36,000.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an award, times the number of shares).  The following table summarizes the activity relating to restricted stock awards outstanding for the three months ended March 31, 2012.

(dollars in thousands except share and per share amounts)	Shares	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	494	1.14	$73
Granted	—
Vested	247		36
Forfeited	—
Outstanding at March 31, 2012	247	0.89	$36

Note 5:   INVESTMENT SECURITIES

The following tables summarize the aggregate amortized cost and estimated fair value of investment securities as of the dates indicated.

March 31, 2012

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$120,756	$1,192	$28	$121,920
Residential mortgage-backed securities and collateralized mortgage obligations	132,533	3,756	143	136,146
State and political subdivisions	14,830	432	44	15,218
Total available-for-sale	268,119	5,380	215	273,284
Held-To-Maturity Securities
State and political subdivisions	33,766	2,018	—	35,784
Total held-to-maturity	33,766	2,018	—	35,784
Total investment securities	$301,885	$7,398	$215	$309,068

December 31, 2011

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-For-Sale Securities
U.S. government agencies	$128,231	$1,428	$20	$129,639
Residential mortgage-backed securities and collateralized mortgage obligations	120,578	3,875	34	124,419
State and political subdivisions	10,869	466	5	11,330
Total available-for-sale	259,678	5,769	59	265,388
Held-To-Maturity Securities
State and political subdivisions	34,662	1,576	0	36,238
Total held-to-maturity	34,662	1,576	0	36,238
Total investment securities	$294,340	$7,345	$59	$301,626

The following tables show the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of the dates indicated;

March 31, 2012

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$6,970	$27	$3,002	$1	$9,972	$28
Residential mortgage-backed securities and collateralized mortgage obligations	29,717	143	—	—	29,717	143
State and political subdivisions	2,441	44	—	—	2,441	44
Total available-for-sale	39,128	214	3,002	1	42,130	215
Held-To-Maturity Securities
State and political subdivisions	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total investment securities	$39,128	$214	$3,002	$1	$42,130	$215

December 31, 2011

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-For-Sale Securities
U.S. government agencies	$8,005	$20	$—	$—	$8,005	$20
Residential mortgage-backed securities and collateralized mortgage obligations	7,815	34	—	—	7,815	34
State and political subdivisions	374	5	—	—	374	5
Total available-for-sale	16,194	59	—	—	16,194	59
Held-To-Maturity Securities
State and political subdivisions	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total investment securities	$16,194	$59	$—	$—	$16,194	$59

At March 31, 2012, Bancorp held one security that had an unrealized loss for more than one year.  Bancorp does not intend to sell securities that are identified as temporarily impaired nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management believes the nature of the securities in the investment portfolio present a high probability of collecting all contractual amounts due.   Based on the evaluation, management has determined that no investment security in Bancorp’s investment portfolio is other-than-temporarily impaired.  There were twenty securities in an unrealized loss position for less than twelve months as of March 31, 2012.

Available-for-sale investment securities with a carrying value of $106.6 million and $116.9 million as of March 31, 2012 and December 31, 2011, were pledged as collateral for public fund deposits, securities sold under agreement to repurchase and Federal Reserve Bank discount window borrowings. There were no sales of securities for the three months ended March 31, 2012 and March 31, 2011.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown in the following table.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayments penalties.  Mortgage-backed securities and collateralized mortgage obligations are not all due at a single maturity date, therefore, they are disclosed separately.

	2012
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
0-1 year	$36,780	$36,987	$6,422	$6,448
1-5 years	78,364	79,554	9,656	10,057
5-10 years	7,368	7,451	12,742	13,501
Over 10 years	13,074	13,146	4,946	5,778
Residential mortgage-backed securities and collateralized mortgage obligations	132,533	136,146	—	—
Total investment securities	$268,119	$273,284	$33,766	$35,784

Note 6:   LOANS

The major segments and classes of loans, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$61,875	$65,408
Commercial real estate
Raw land and land development	37,559	36,332
Other commercial real estate	64,692	62,363
Other real estate
Residential	34,286	34,066
Farmland and owner occupied nonfarm nonresidential	107,385	111,484
Real estate construction
Commercial	—	1,456
Residential	6,565	5,242
Consumer
Home equity	21,489	22,070
Credit cards and other consumer	15,942	15,803
	349,793	354,224
Less deferred loan fees	(436)	(455)
Total Loans	$349,357	$353,769

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

Bancorp originates both variable and fixed-rate loans.  At March 31, 2012 and December 31, 2011, $150.0 million and $154.3 million of loans outstanding were variable rate loans, respectively. Loans participations sold to others totaled $2.1 million and $2.3 million as of March 31, 2012 and December 31, 2011, respectively.  Bancorp does originate loans intended for sale which are carried at the lower of aggregate cost or fair value. As of March 31, 2012 and December 31, 2011, Bancorp held $317,000 and $521,000 as loans held-for-sale.  There were no sales of loans, other than loans originated as loans held-for-sale.  In addition, no loans were reclassified to held-for-sale and Bancorp acquired no loans with deteriorated credit quality.

Troubled Debt Restructures (TDR): Troubled debt restructures are loans on which, due to the borrower’s financial difficulties, Bancorp has granted a concession that would it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest or providing a lower interest rate than market for loans of similar risk.  Interest income on restructured loans is recognized pursuant to the terms of a new loan agreement if the restructured loan qualifies for accrual status. At March 31, 2012 there was $10.8 million in troubled debt restructures with $478,000 in commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

The following table presents troubled debt restructurings that occurred during the three months ended March 31, 2012.

(dollars in thousands)

Troubled Debt Restructurings

	Number		Increases (decreases)	Charge-offs
	of	Recorded	in the Allowance	to the Allowance
	Contracts	Investment	for Loan Losses	for Loan Losses
Commercial real estate
Raw land and land development	4	$1,240	$—	$—
Other real estate
Residential	3	821	—	—
Total	7	$2,061	$—	$—

The recorded investment in the table above are period end balances that are inclusive of all partial pay-downs and charge-offs since the modification date.  Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

All TDR’s in the table above were the result of interest deferral, restructure of payments and extension of maturity.  Bancorp has not forgiven any principal on the above loans.  Loans modified in a TDR are typically already on a non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance.  As a result, loans modified in a TDR for Bancorp may have the financial effect of increasing the specific allowance associated with the loan.

Bancorp had two loans modified in a TDR within the previous 12 months that subsequently defaulted and were taken into other real estate owned.  A subsequent default of a TDR is defined as a TDR that is 60 days or more past due at any time subsequent to the modification.

The following table is an aging analysis of past due loans as of March 31, 2012 and December 31, 2011:

March 31, 2012

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$18	$—	$—	$18	$254	$61,603	$61,875
Commercial real estate
Raw land and land development	—	—	—	—	6,968	30,591	37,559
Other commercial real estate	362	—	—	362	6	64,324	64,692
Other real estate
Residential	—	—	—	—	1,908	32,378	34,286
Farmland and owner occupied nonfarm nonresidential	122	—	—	122	6,380	100,883	107,385
Real estate construction
Commercial	—	—	—	—	—	—	—
Residential	—	—	—	—	798	5,767	6,565
Consumer
Home equity	—	—	—	—	34	21,455	21,489
Credit cards and other consumer	151	44	—	195	26	15,721	15,942
Total	$653	$44	$—	$697	$16,374	$332,722	$349,793

December 31, 2011

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Non-accrual	Current	Total Loan Receivables
Commercial	$38	$—	$—	$38	$267	$65,103	$65,408
Commercial real estate
Raw land and land development	—	—	—	—	7,179	29,153	36,332
Other commercial real estate	—	—	—	—	10	62,353	62,363
Other real estate
Residential	79	34	—	113	1,600	32,353	34,066
Farmland and owner occupied nonfarm nonresidential	—	—	—	—	6,649	104,835	111,484
Real estate construction
Commercial	—	—	—	—	—	1,456	1,456
Residential	—	—	—	—	658	4,584	5,242
Consumer
Home equity	—	—	—	—	88	21,982	22,070
Credit cards and other consumer	147	33	—	180	30	15,593	15,803
Total	$264	$67	$—	$331	$16,481	$337,412	$354,224

The following is a summary of impaired loans as of the dates indicated:

	March 31, 2012
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$934	$886	$—	$—	$886
Raw land and land development	8,877	5,477	1,953	234	7,430
Other commercial real estate	368	368	—	—	368
Residential	2,471	2,291	—	—	2,291
Farmland and owner occupied nonfarm nonresidential	6,629	6,592	37	37	6,629
Construction-commercial	—	—	—	—	—
Construction-residential	798	798	—	—	798
Consumer-home equity	99	34	52	20	86
Credit cards and other consumer	42	26	—	—	26
Total	$20,218	$16,472	$2,042	$291	$18,514

	December 31, 2011
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment with No Related Allowance	Recorded Investment with Related Allowance	Related Allowance	Total Recorded Investment
Commercial	$943	$725	$170	$40	$895
Raw land and land development	9,086	6,850	788	75	7,638
Other commercial real estate	374	11	363	20	374
Residential	2,092	1,984	—	—	1,984
Farmland and owner occupied nonfarm nonresidential	6,935	6,935	—	—	6,935
Construction-commercial	—	—	—	—	—
Construction-residential	658	658	—	—	658
Consumer-home equity	101	34	54	20	88
Credit cards and other consumer	45	30	—	—	30
Total	$20,234	$17,227	$1,375	$155	$18,602

	March 31, 2012		December 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$891	$11	$1,796	$8
Raw land and land development	7,535	9	6,468	35
Other commercial real estate	371	8	893	17
Residential	2,138	6	1,404	4
Farmland and owner occupied nonfarm nonresidential	6,782	5	6,553	7
Construction-commercial	—	—	—	—
Construction-residential	728	—	738	0
Consumer-home equity	87	—	128	—
Credit cards and other consumer	28	—	43	—
Total	$18,560	$39	$18,023	$71

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

Substandard: These loans have a well-defined weakness that jeopardizes the orderly liquidation of the loan and are inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss is envisioned at this time. Substandard commercial loans are characterized by the distinct possibility that the Bank will sustain some loss if the identified weaknesses are not corrected. Loss potential, while existing in the aggregate amount of all substandard commercial loans, does not have to exist in an individual loan to be risk rated substandard.

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

The following tables present Bancorp’s risk rating loan balances by class as of the dates indicated:

March 31, 2012

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$54,592	$2,802	$2,481	$2,000	$—	$61,875
Commercial real estate
Raw land and land development	26,874	0	559	9,232	42	36,707
Other commercial real estate	59,507	0	847	4,323	15	64,692
Other real estate
Residential	16,700	402	853	2,291	446	20,692
Farmland and owner occupied nonfarm nonresidential	91,385	2,436	2,578	10,738	28	107,165
Real estate construction
Commercial	—	—	—	—	—	—
Residential	916	—	—	798	—	1,714
Consumer
Home equity	1,095	—	499	138	—	1,732
Credit cards and other consumer	—	—	—	26	—	26
Total	$251,069	$5,640	$7,817	$29,546	$531	$294,603

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	474	315	63	—	—	852
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	9,229	2,837	989	539	—	13,594
Farmland and owner occupied nonfarm nonresidential	220	—	—	—	—	220
Real estate construction
Commercial	—	—	—	—	—	—
Residential	3,567	520	4	760	—	4,851
Consumer
Home equity	14,021	3,305	1,528	826	77	19,757
Credit cards and other consumer	7,612	1,557	535	509	5,703	15,916
Total	$35,123	$8,534	$3,119	$2,634	$5,780	$55,190

December 31, 2011

		Commercial Credit Indicator
(dollars in thousands)	Pass	Watch	Special Mention	Substandard	Non-Rated	Total
Commercial	$57,590	$3,536	$2,155	$2,127	$—	$65,408
Commercial real estate
Raw land and land development	25,351	0	562	9,508	42	35,463
Other commercial real estate	57,470	50	492	4,336	15	62,363
Other real estate
Residential	17,215	607	864	1,600	463	20,749
Farmland and owner occupied nonfarm nonresidential	94,520	2,935	2,753	10,909	127	111,244
Real estate construction
Commercial	1,456	—	—	—	—	1,456
Residential	562	—	—	658	—	1,220
Consumer
Home equity	1,106	—	499	88	—	1,693
Credit cards and other consumer	—	—	—	30	—	30
Total	$255,270	$7,128	$7,325	$29,256	$647	$299,626

		Consumer Credit Indicator
	A	B	C	D	Non-Rated	Total
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate
Raw land and land development	487	317	65	—	—	869
Other commercial real estate	—	—	—	—	—	—
Other real estate
Residential	8,600	3,004	818	895	—	13,317
Farmland and owner occupied nonfarm nonresidential	240	—	—	—	—	240
Real estate construction
Commercial	—	—	—	—	—	—
Residential	2,795	467	—	760	—	4,022
Consumer
Home equity	14,380	3,415	1,650	861	71	20,377
Credit cards and other consumer	7,241	1,582	616	540	5,794	15,773
Total	$33,743	$8,785	$3,149	$3,056	$5,865	$54,598

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

The assessment for impairment occurs when and while loans are designated as substandard per Bancorp’s internal risk rating system or when and while such loans are on non-accrual.  Generally, substandard or non-accrual loans are reviewed for impairment and are analyzed individually on a quarterly basis. Smaller balance loans, including commercial loans under the threshold or consumer and credit card loans, may be grouped with other loans in its product type and risk grade category for reserve purposes. In general, the specific allocation for a loan is equal to the impairment identified.  If the loan is collateral dependent, a specific reserve is established when the value of the loan collateral is less than Bancorp’s recorded investment in the loan.  If the loan is not collateral dependent, a specific allocation is established when the discounted cash flow is less than Bancorp’s recorded investment in the loan.

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

The following is an analysis of the changes in the allowance for loan losses as of the dates indicated:

(dollars in thousands)

Allowance for loan losses:

	Three months ended March 31, 2012
	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,204	$1,586	$1,115	$97	$670	$511	$5,183
Loans charged off	(1)	—	(133)	—	(62)	—	(196)
Recoveries	11	—	33	—	25	—	69
Provision (benefit)	(108)	151	110	3	(33)	177	300
Balance, end of period	$1,106	$1,737	$1,125	$100	$600	$688	$5,356

Ending balance: individually evaluated for impairment	$—	$234	$37	$—	$20	$—	$291
Ending balance: collectively evaluated for impairment	$1,106	$1,503	$1,088	$100	$580	$688	$5,065

Loans Receivables:
Ending balance	$61,875	$102,251	$141,671	$6,565	$37,431		$349,793
Ending balance: individually evaluated for impairment	$886	$7,798	$8,920	$798	$112		$18,514
Ending balance: collectively evaluated for impairment	$60,989	$94,453	$132,751	$5,767	$37,319		$331,279

(dollars in thousands)

Allowance for loan losses:

	Three months ended March 31, 2011
	Commercial	Commercial Real Estate	Other Real Estate	Real Estate Construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,494	$2,564	$1,400	$67	$855	$699	$7,079
Loans charged off	—	—	—	—	(92)	—	(92)
Recoveries	3	—	—	—	31	—	34
Provision (benefit)	659	(243)	(125)	23	10	1	325
Balance, end of period	$2,156	$2,321	$1,275	$90	$804	$700	$7,346

Ending balance: individually evaluated for impairment	$1,260	$445	$39	$—	$25	$—	$1,769
Ending balance: collectively with deteriorated credit quality	$896	$1,876	$1,236	$90	$779	$700	$5,577

Loans Receivables:
Ending balance	$65,202	$102,966	$146,870	$4,346	$40,276		$359,660
Ending balance: individually evaluated for impairment	$3,801	$6,938	$7,460	$1,032	$149		$19,380
Ending balance: collectively evaluated for impairment	$61,401	$96,028	$139,410	$3,314	$40,127		$340,280

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

Commitments to originate loans, provide funds under existing lines of credit or to fund municipal warrants are agreements to lend to a customer as long as there is no violation of conditions established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses. Total commitment amounts may not necessarily represent future cash-flow requirements. Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Commercial and standby letters of credit are granted primarily to commercial borrowers and are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bancorp has not incurred any losses on its letter of credit commitments in 2012 or 2011.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of March 31, 2012: (dollars in thousands)

Unfunded commitments to extend credit	$67,067
Credit card arrangements	$11,523
Commitments to fund municipal warrants	$3,850
Standby letters of credit	$2,022

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

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and nontaxable income generated from tax-exempt municipal bonds and warrants. For the three months ended March 31, 2012, Bancorp had $241,000 in tax-exempt income. In addition, Bancorp had $18.6 million in Qualified Zone Academy Bonds as of March 31, 2012. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

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

Fair Value Hierarchy

ASC 820 defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

Financial Instruments

Cash and Due From Banks, Federal Funds Sold, Other Borrowings and Accrued Interest Receivable and Payable —The carrying amount of these financial assets and liabilities approximates fair value due to their short maturity period.

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

Loans — The fair value of loans is estimated by discounting anticipated future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality as of the balance sheet date.  An overall liquidity discount was also used for 2012 and 2011 to reflect the decline of loan sales in the marketplace.  Collateral dependent impaired loans were not subjected to discounted cash flow analysis as they are already considered to be held at fair value.

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

The carrying amounts and estimated fair values of Bancorp’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks (Level 1)	$16,040	$16,040	$11,119	$11,119
Federal funds sold (Level 1)	55,783	55,783	41,895	41,895
Investment securities (Level 2)	307,050	309,068	300,050	301,626
Loans held for sale (Level 2)	317	317	521	521
Net loans (Level 3)	344,001	326,529	348,586	331,484
Accrued interest receivable (Level 2)	2,585	2,585	2,638	2,638
Financial Liabilities
Demand and savings deposits (Level 2)	446,073	446,073	421,292	421,292
Time deposits (Level 3)	195,453	196,226	199,000	199,956
Other borrowings (Level 2)	30,178	30,178	31,334	31,334
Accrued interest payable (Level 2)	161	161	156	156

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

There were no transfers between levels during 2012. The following table shows assets measured at fair value on a recurring basis as of the dates indicated.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Available-for-sale securities
U.S. Treasury and government agencies	$121,920	$—	$121,920	$—
Residential mortgage-backed securities and collateralized mortgage obligations	136,146	—	136,146	—
State and political subdivisions	15,218	—	15,218	—
Total	$273,284	$—	$273,284	$—

December 31, 2011
Available-for-sale securities
U.S. Treasury and government agencies	$129,639	$—	$129,639	$—
Residential mortgage-backed securities and collateralized mortgage obligations	124,419	—	124,419	—
State and political subdivisions	11,330	—	11,330	—
Total	$265,388	$—	$265,388	$—

The table below shows assets measured at fair value on a non-recurring basis as of the dates indicated.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Three Months
Description	Total	(Level 1)	(Level 2)	(Level 3)	Ended
March 31, 2012
Impaired loans
Commercial	$886	$—	$—	$886	$40
Commercial real estate	7,564	—	—	7,564	(139)
Other real estate	8,883	—	—	8,883	(121)
Real estate construction	798	—	—	798	—
Consumer	92	—	—	92	—
Other real estate owned	3,576	—	—	3,576	(2)
Total	$21,799	$—	$—	$21,799	$(222)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains/(Losses) for the Twelve
Description	Total	(Level 1)	(Level 2)	(Level 3)	Months Ended
December 31, 2011
Impaired loans
Commercial	$855	$—	$—	$855	$40
Commercial real estate	7,917	—	—	7,917	(1,387)
Other real estate	8,919	—	—	8,919	(96)
Real estate construction	658	—	—	658	—
Consumer	98	—	—	98	(6)
Other real estate owned	4,397	—	—	4,397	(816)
Total	$22,844	$—	$—	$22,844	$(2,265)

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

Note 11:  SUBSEQUENT EVENT

The JOBS Act was enacted on April 5, 2012, which, among other things, increased the threshold requiring SEC registration with the SEC for issuers with less than 2,000 shareholders and provided that bank holding companies could deregister its shares and therefore, be exempt from the reporting requirements if it had less than 1,200 shareholders, and met certain other criteria.  Bancorp currently has 776 shareholders, satisfies the other criteria to qualify for deregistration, and as a result, Bancorp is reviewing its options and may file a Form 15 to deregister its shares from registration with the SEC.   Such deregistration would become effective 90 days from filing the Form 15.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this report.  For additional information, refer to the financial statements and footnotes for the year ended December 31, 2011 in the Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Net income was $1.5 million and $975,000 for the quarters ended March 31, 2012 and 2011, respectively, with diluted earnings per share at $2.66 and $1.66, respectively. Annualized return on average assets was 0.85 percent for the quarter ended March 31, 2012, compared to 0.57 percent during the same time period in 2011.  Annualized return on average equity was 8.73 percent for the quarter ended March 31, 2012 compared to 5.98 percent for the same time period in 2011.

The increase in net income for the quarter ended March 31, 2012 compared to the like quarter in 2011 was primarily due to a $421,000 increase in net interest income from $5.1 million to $5.5 million, an $124,000 increase in non-interest income from $1.0 million to $1.2 million, a $211,000 decrease in the provision for other real estate owned losses from $213,000 to $2,000, and an $86,000 decrease in deposit insurance from $246,000 to $160,000, respectively.

Bancorp’s results of operations are dependent to a large degree on net interest income, operating efficiency and the level of the provision for loan losses. Bancorp’s operations are sensitive to interest rate changes and the resulting impact on net interest income. In addition, changes in net interest income are influenced by the volume of assets and liabilities and the rates earned and paid respectively.  Bancorp generates non-interest income primarily through fees and service charges on deposit accounts. Bancorp’s non-interest expenses consist primarily of salaries and employee benefits expenses, bank premises and equipment expenses and other operating expenses.

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

Bancorp’s net interest income was $5.5 million for the quarter ended March 31, 2012 compared to $5.1 million for the like period in 2011.  The net interest margin is net interest income expressed as a percent of average interest-earning assets. For the quarter ended March 31, 2012, the net interest margin increased to 3.17 percent compared to 3.08 percent for the like period in 2011. The increase for the quarter ended March 31, 2012 compared to the like period in 2011 was primarily a result of 32 basis point decrease in the cost of funds.

Interest-earning assets: The largest component of interest income is interest earned on loans.  Total loan interest income decreased by $178,000 to $4.7 million for three months ended March 31, 2012 compared to $4.9 million for the three months ended March 31, 2011.  This decrease was the result of a $7.7 million decrease in average loan balances and a decrease in loan yield from 5.64 to 5.51 for 2011 and 2012, respectively.

Interest earned on investments and federal funds sold were $1.6 million for the quarter ended March 31, 2012 compared to $1.4 million for the quarter ended March 31, 2011. This increase was primarily the result of a $69.7 million increase in average investment balances from 2011 to 2012, which was partially offset by a decrease in yield from 2.40 for 2011 to 2.08 for 2012.

Interest-bearing liabilities: Interest expense decreased $430,000 to $824,000 for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011.  This decrease was primarily the result of a 47 basis point decrease in the cost of funds for time deposits for the quarter ended March 31, 2012 compared to the like period in 2011. This decrease was partially offset by a $9.8 million increase in average interest-bearing deposit balances for the quarter.

The following table presents information regarding average balances of assets and liabilities as well as the total amount of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread and net interest margin. Tax exempt securities, included in investment securities below are stated at their contractual interest rate.  Loan fees of $108,000 for the quarter ended March 31, 2012, and $143,000 for the quarter ended March 31, 2011 are included in interest earned on loans. Non-accruing loans have been included in the computation of average loans.

Condensed Average Balance Sheets

(dollars in thousands except share data)

	2012			2011
	Average		Yield	Average		Yield
Three months ended March 31,	Balance	Interest	/Cost	Balance	Interest	/Cost
Assets
Federal funds sold	$51,097	$32	0.25%	$82,491	$52	0.26%
Taxable investment securities	253,811	1,313	2.08	183,916	1,108	2.44
Tax exempt securities	46,811	241	2.07	46,960	257	2.22
Loans	345,216	4,727	5.51	352,932	4,905	5.64
Total interest-earning assets	696,935	6,313	3.64%	666,299	6,322	3.85%
Non-interest earning assets	30,830			32,748
Total assets	$727,765			$699,047

Liabilities and Stockholders’ Equity
Interest-bearing demand	$121,000	$92	0.31%	$108,782	$125	0.47%
Savings and money market	213,398	210	0.40	197,296	297	0.61
Certificates of deposit	197,081	472	0.96	215,606	758	1.43
Total interest-bearing deposits	531,479	774	0.59	521,684	1,180	0.92
Other borrowings	33,744	50	0.60	34,655	74	0.87
Total interest-bearing deposits & liabilities	565,223	824	0.59%	556,339	1,254	0.91%
Non interest-bearing demand deposits	90,226			75,242
Other non-interest-bearing liabilities	1,083			1,331
Total liabilities	656,532			632,912
Stockholders’ equity	71,233			66,135
Total liabilities and stockholders equity	$727,765			$699,047
Net interest income		$5,489			$5,068
Interest rate spread			3.06%			2.93%
Net interest margin			3.17%			3.08%

The following table sets forth information on changes in net interest income which are attributable to changes in interest rates and changes in volume for the periods indicated.  Changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

Analysis of Changes in Interest Income and Expense Due to Changes in Volume and Rate

	Three months ended
	March 31,
	2012 vs. 2011
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold	$(19)	$(1)	$(20)
Investment securities	1,106	(917)	189
Loans	(87)	(91)	(178)
Total net change in income on interest-earning assets	1,000	(1,009)	(9)
Interest-Bearing Liabilities
Deposits	86	(492)	(406)
Other borrowings	(2)	(22)	(24)
Total net change in expense on interest-bearing liabilities	84	(514)	(430)
Net change in net interest income	$916	$(495)	$421

PROVISION FOR LOAN LOSSES                The provision for loan losses was $300,000 for the quarter ended March 31, 2012 compared to $325,000 for the like period in 2011. For the quarter ended March 31, 2012, net charge-offs were $127,000 compared to $58,000 for the like period in 2011.

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

NON-INTEREST INCOME                Non-interest income, which consists primarily of fees and service charges on deposits and other income, increased to $1.2 million for the quarter ended March 31, 2012 compared to $1.0 million for the quarter ended March 31, 2011.  This was a result of increases in service charges on deposits and gains on sale of other real estate owned.

NON-INTEREST EXPENSE              Non-interest expense was $4.4 million for the quarter ended March 31, 2012 compared to $4.6 million for the like period in 2011. This decrease was primarily the result of a $211,000 decrease in provision for other real estate owned losses and an $86,000 decrease in deposit insurance.

The efficiency ratio is computed by dividing total operating expenses by non-interest income and net interest income before provision for loan losses.  An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income. The efficiency ratio for the quarter ended March 31, 2012 was 65.6 percent compared to 75.2 percent for the same time period in 2011.

INCOME TAX EXPENSE  Income tax expense for the quarter ended March 31, 2012 was $445,000 and compared to $216,000 for the quarter ended March 31, 2011, respectively. Bancorp’s effective tax rates were 22.4 percent and 18.1 percent for the three months ended March 31, 2012 and 2011, respectively.

The effective tax rate is lower than the statutory rate due to tax credits from tax-exempt bonds and due to nontaxable income generated from tax-exempt municipal bonds and warrants. For the three months ended March 31, 2012, Bancorp had $241,000 in tax-exempt income from tax-exempt bonds and warrants. In addition, Bancorp had $18.6 million in Qualified Zone Academy Bonds as of March 31, 2012. In lieu of receiving periodic interest payments on Qualified Zone Academy Bonds, Bancorp receives an annual income tax credit until maturity of the bond.  The tax credits are available one year after the bond is issued and each successive one year period thereafter until maturity.

REVIEW OF FINANCIAL CONDITION

Total assets increased to $744.1 million at March 31, 2012 compared to $723.4 million at December 31, 2011.  This increase was primarily due to a $21.2 million increase in deposits. Net loans decreased $4.6 million to $344.0 million during the same time period.

INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD Investment securities and federal funds sold increased $20.9 million to $362.8 million at March 31, 2012 and within the total, federal funds sold increased to $55.8 million at March 31, 2012 compared to $41.9 million at December 31, 2011.  Total investment securities, including federal funds sold as a percentage of total assets increased to 49% at March 31, 2012, compared to 47% as of December 31, 2011.

Securities classified as available for sale are reported at estimated fair value, with unrealized gains and losses (net of income taxes) reported as accumulated other comprehensive income, a separate component of stockholders’ equity.   At March 31, 2012, the available-for-sale investment portfolio was comprised of 49.8 percent Government Sponsored Agency and Government Agency residential mortgage-backed pass-through securities and collateralized mortgage obligations, 5.6 percent of state and municipals and 44.6 percent of Government Sponsored Agencies and Government Agencies securities.  The held-to-maturity portfolio was concentrated in municipal securities and Qualified Zone Academy Bonds. Security purchases totaled $36.3 million for the three months ended March 31, 2012, while maturities, security calls and principal pay downs totaled $28.6 million.

The following table presents the carrying value of the portfolio of investments securities as of the dates indicated.

	March 31, 2012	December 31, 2011

Held-To-Maturity
State and political subdivisions	$33,766	$34,662
Total	$33,766	$34,662
Available-For-Sale
U.S. government agencies	$121,920	$129,639
Residential mortgage-backed securities and collateralized mortgage obligations	136,146	124,419
State and political subdivisions	15,218	11,330
Total	$273,284	$265,388

LOANS                 Net loans decreased $4.6 million to $344.0 million at March 31, 2012 from $348.6 million at December 31, 2011.  Net loans represented 46 percent of total assets at March 31, 2012.   Bancorp continues to originate and fund loans to credit-worthy customers within our markets.  However, decreased loan balances reflect the current economic conditions which results in lower loan demand and lower availability of quality loans. Bancorp’s primary lending activities includes real estate loans, commercial loans which include agriculture production loans and consumer purpose loans.

Commercial Loans:  These loans were 17% of our portfolio as of March 31, 2012 compared to 18% at December 31, 2011.  Commercial loans, secured and unsecured, are made primarily for commercial and industrial purposes to small and medium-sized businesses including farms operating within Skagit, Snohomish and Whatcom Counties.  These loans are available for general operating purposes, acquisition of fixed assets, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes.  Bancorp originates Small Business Administration (SBA) loans, including 504 and 7A loans.

Commercial Real Estate: Commercial real estate loans were 29% of our portfolio as of March 31, 2012 compared to 28% at December 31, 2011. Commercial real estate loans consist of real estate secured loans advanced for non-owner occupied commercial real estate which includes, but is not limited to, office buildings, retail centers, multifamily and warehouses. These loans are typically term loans and are made to purchase or refinance non-owner occupied commercial real estate.  Commercial real estate loans also include real estate secured raw land loans and land development loans which are made to acquire land or finance development preparatory to erecting residential or commercial structures.

Other Real Estate Loans: Other real estate loans comprised 41% of our portfolio as of March 31, 2012 and December 31, 2011. Other real estate loans are typically made for, the purchase of or refinance of, residential real estate, real estate used for agricultural purposes including timberland, and owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations. They are typically term loans secured by the property being purchased or refinanced.

Real Estate Construction:  These loans comprised 2% of our portfolio as of March 31, 2012 and December 31, 2011. Real Estate construction loans are short term loans made for the construction period required for both commercial construction projects and residential construction projects. These loans are generally secured by the real estate project being constructed. Commercial construction loans are available for owner-occupied real estate utilized by small to medium sized businesses and individuals for their business operations and for non-owner occupied real estate.

Consumer Loans: Consumer loans comprise 11% of our portfolio as of March 31, 2012 and December 31, 2011.Bancorp makes secured and unsecured consumer loans including loans to individuals, primarily customers of Bancorp, for various purposes, including home equity loans, purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvement loans and loans for education and personal investments.

Concentrations: While Bancorp has a diversification of loan types and type of security, Bancorp does have a concentration of loans in commercial and residential real estate and as such we are not immune to either the current economic conditions or how these economic conditions may affect a borrower’s ability to meet the stated repayment terms.  Loans secured by real estate compose 78% of the total loan portfolio and 37% of total assets as of March 31, 2012.  Further declines in the performance of the economy, in general, or further declines in real estate values in our market areas, in particular, could have an adverse impact on collectability, increase the level of real estate non-performing loans or have other adverse effects which alone or in aggregate could have a material adverse effect on our business, financial condition, results of operation and cash flows.

In addition, Bancorp has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 47% of our loan portfolio as of March 31, 2012 was comprised of loans to a group of approximately 42 entities related through ownership or guaranties, but generally with unrelated repayment sources.

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

The following table presents the composition of loans for Bancorp as of the dates indicated.

Loan Composition

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$61,875	$65,408
Commercial real estate
Raw land and land development	37,559	36,332
Other commercial real estate	64,692	62,363
Other real estate
Residential	34,286	34,066
Farmland and owner occupied nonfarm nonresidential	107,385	111,484
Real estate construction
Commercial	—	1,456
Residential	6,565	5,242
Consumer
Home equity	21,489	22,070
Credit cards and other consumer	15,942	15,803
	349,793	354,224
Less deferred loan fees	(436)	(455)
Total Loans	$349,357	$353,769

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

ALLOWANCE FOR LOAN LOSSES             The allowance for loan losses was $5.4 million or 1.56 percent of net loans as of March 31, 2012 compared to $5.2 million or 1.49 percent of net loans as of December 31, 2011.  Additions to the allowance, in the form of provision, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. The provision for loan losses was $300,000 for the quarter ended March 31, 2012 compared to $325,000 for the like period in 2011. For the quarter ended March 31, 2012, net charge-offs were $127,000 compared to $58,000 for the like period in 2011.

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

The following table presents Bancorp’s allocation of the allowance for loan losses by loan category as of the dates indicated.  (dollars in thousands)

	March 31, 2012	December 31, 2011
Commercial	$1,106	$1,204
Commercial real estate	1,737	1,586
Other real estate	1,125	1,115
Real estate construction	100	97
Consumer	600	670
Unallocated	688	511
Total	$5,356	$5,183

The following table presents the activity in the allowance for loan losses for the dates indicated.

Allowance for Loan Losses Activity

	Three months ended
	March 31,
(dollars in thousands)	2012	2011
Allowance as of beginning of period	$5,183	$7,079
Provision for loan losses	300	325
Charge-offs	(196)	(92)
Recoveries	69	34
Net charge-offs	(127)	(58)
Balance at end of period	$5,356	$7,346
Ratio of net charge-offs to average loans during the period	0.15%	0.07%
Ratio of allowance to net loans at end of period	1.56%	2.09%
Ratio of non-performing loans to allowance	305.71%	249.77%

ASSET QUALITY         Non-performing assets consist of nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. At March 31, 2012, non-performing assets decreased to $20.0 million or 2.68 percent of total assets compared to $20.9 million or 2.89 percent as of December 31, 2011.  The decrease was mainly the result of an $821,000 decrease in other real estate owned during the three months ended March 31, 2012.

Non-accrual loans - It is Bancorp’s policy to discontinue the accrual of interest on all loans that are 90 days or more past due or when there are otherwise serious doubts about the collectability of principal or interest within the existing terms of the loan and place them on non-accrual.  When a loan is placed on non-accrual status, any accrued but unpaid interest on that date is removed from interest income. Non-accruing loans were $16.4 million as of March 31, 2012 compared to $16.5 million as of December 31, 2011.

Troubled Debt Restructurings — Loans are considered troubled debt restructures on loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral or forgiveness, of interest or principal, have been granted due to the borrower’s weakened financial condition.  Restructured loans included in impaired loans were $10.8 million as of March 31, 2012 of which, $8.7 million was included in non-accrual loans. Restructured loans included in impaired loans were $8.8 million as of December 31, 2011, of which, $6.7 million was included in non-accrual loans.

Other real estate owned — Other real estate owned decreased $821,000 to $3.6 million compared to $4.3 million at December 31, 2011. During 2012, four real estate properties totaling $1.2 million were sold with a net gain of $51,000. In addition, three properties for a total of $300,000 were transferred to other real estate owned. As of March 31, 2012, Bancorp held eleven properties which represent four separate land development projects with a carrying balance of $2.3 million, one commercial real estate property with a carrying balance of $119,000, one farmland property with a carrying balance of $58,000  and five residential properties with a carrying balance of $1.1 million.

Valuation of the property occurs when it is foreclosed upon and annually thereafter.  Based on current appraisals received for the three months ended March 31, 2012 and 2011 and the decrease in fair market values of these real estate properties, Bancorp recorded a write-down on other real estate owned of $2,000 and $213,000, respectively. It is Bancorp’s plan to continue its collection efforts and liquidation of collateral, as necessary, to recover as large a portion of other real estate owned as possible.

The following table presents non-performing asset information related to loans accounted for on a non-accrual basis, accruing loans 90 days or more past due and other real estate owned for the dates indicated.

Non-Performing Assets

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans	$16,374	$16,481
Loans past due 90 days or more still accruing	—	—
Total non-performing loans	16,374	16,481
Other real estate owned	3,576	4,397
Total non-performing assets	$19,950	$20,878
Total non-performing loans to net loans	4.76%	4.73%
Total non-performing loans to total assets	2.20%	2.28%
Total non-performing assets to total assets	2.68%	2.89%

Impaired loans - At March 31, 2012, impaired loans decreased minimally to $18.5 million compared to $18.6 million at December 31, 2011.  Four credit relationships totaling $12.0 million, accounted for 65 percent of impaired loans as of March 31, 2012.

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

Other potential problem loans —   Potential problem loans consist of risk rated substandard loans that are currently performing, are not on nonaccrual status, restructured or impaired, but for which management have identified as having a well-defined weakness or weaknesses and which there are sufficient doubts as to the borrower’s future ability to comply with repayment terms.  These loans are identified through our internal risk grading processes and management monitors these loans closely and reviews their performance on a regular basis.  As of March 31, 2012 and December 31, 2011, Bancorp had classified $11.0 million as potential problem loans.

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

Total deposits increased $21.2 million to $641.5 million at March 31, 2012 compared to $620.3 million at December 31, 2011. Within the total, core deposits increased $24.8 million while time deposits decreased $3.5 million. As a result, core deposits as a percentage of total deposits increased to 70% at March 31, 2012 compared to 68% at December 31, 2011.   Core deposits consist of non- interest and interest bearing demand accounts, money market accounts, and saving accounts.

The following table presents the balance and percent of total deposits in the various categories of deposits offered by Bancorp as of the dates indicated.

Deposit Composition

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$94,843	14.8%	$91,303	14.7%
Interest bearing demand	129,632	20.2%	119,229	19.2%
Money market	97,675	15.2%	93,767	15.1%
Savings	123,923	19.3%	116,993	18.9%
Time	174,804	27.2%	183,347	29.6%
Brokered time deposits (CDARS)	20,649	3.3%	15,653	2.5%
Total deposits	$641,526	100.0%	$620,292	100.0%

OTHER BORROWINGS                   Borrowings consist of federal funds purchased, discount window borrowings from the Federal Reserve Bank of San Francisco and securities sold under agreements to repurchase.  At March 31, 2012 and December 31, 2011, securities sold under agreements to repurchase were $30.2 million and $31.3 million, respectively. These borrowings decrease or increase primarily based on the availability of funds and the current competitive interest rate offered.  These borrowings are collateralized by securities with an estimated fair value exceeding the face value of the borrowings. Periodically, Bancorp uses federal funds purchased and Federal Reserve borrowings as a funding source. Bancorp had no Federal Reserve borrowings at March 31, 2012 and December 31, 2011.

CAPITAL RESOURCES                    Stockholders’ equity increased to $71.4 million at March 31, 2012 from $70.4 million at December 31, 2011.  Book value per share at March 31, 2012 was $123.08 compared to $121.10 at December 31, 2011.

Bancorp has only one class of stock, which is common stock and at March 31, 2012, there were 776 shareholders of record.  Bancorp’s stock is not actively traded or quoted and no broker currently makes a market in the stock. However, sales and transfers of the stock do occur.  Skagit State Bank acts as transfer agent for Bancorp stock.  To facilitate trading, the Bank maintains a list of persons interested (known to the Bank) in either purchasing or selling Bancorp stock.  Purchasers and sellers then negotiate their own transactions with the Bank acting as transfer agent for those transactions.

From time to time, Bancorp repurchases shares of its common stock. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors including market and economic conditions, the number of shares available, Bancorp’s liquidity and capital needs and regulatory requirements. For the three months ended March 31, 2012, Bancorp repurchased 1,722 shares of stock for $250,000 at a price of $145 per share. No shares were repurchased for the three months ended March 31, 2011.

Skagit State Bancorp and Skagit State Bank are both subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC under which risk percentages are assigned to various categories of asset and off-balance sheet items to calculate a risk-adjusted capital ratio.  The federal regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized”. Failure to be well —capitalized can impact a bank’s insurance premium rates, can negatively impact a bank’s ability to expand and engage in certain activities. At March 31, 2012, Skagit State Bancorp and the Bank both exceeded regulatory capital requirements and were “well-capitalized” pursuant to such regulations.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$73,193	16.65%	$35,164	> 8.00%	$43,956	> 10.00%
Skagit State Bancorp, Inc.	$73,413	16.69%	$35,181	> 8.00%	$43,976	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$67,766	15.42%	$17,582	> 4.00%	$26,373	> 6.00%
Skagit State Bancorp, Inc.	$67,986	15.46%	$17,590	> 4.00%	$26,386	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$67,766	9.31%	$29,107	> 4.00%	$36,383	> 5.00%
Skagit State Bancorp, Inc.	$67,986	9.34%	$29,107	> 4.00%	$36,383	> 5.00%

As of December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Skagit State Bank	$71,574	16.34%	$35,042	> 8.00%	$43,802	> 10.00%
Skagit State Bancorp, Inc.	$71,909	16.41%	$35,054	> 8.00%	$43,818	> 10.00%
Tier I Capital
(to Risk-Weighted Assets)
Skagit State Bank	$66,320	15.14%	$17,521	> 4.00%	$26,281	> 6.00%
Skagit State Bancorp, Inc.	$66,655	15.21%	$17,527	> 4.00%	$26,291	> 6.00%
Tier I Capital
(to Average Assets)
Skagit State Bank	$66,320	9.20%	$28,836	> 4.00%	$36,045	> 5.00%
Skagit State Bancorp, Inc.	$66,655	9.25%	$28,836	> 4.00%	$36,045	> 5.00%

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

As of March 31, 2012 Bancorp had approximately $27.0 million in approved unsecured credit lines from various financial institutions and had securities with a market value of $53.2 million pledged as collateral for borrowing at the Federal Reserve Discount Window, and unpledged marketable securities with a market value of $166.7 million available for funding needs. Because the Bank’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Bank’s liquidity.  The Bank’s loan to deposit ratio decreased to 54 percent at March 31, 2012 compared to 56 percent at December 31, 2011, as a result of the increase in deposits and the decrease in loans.

The analysis of liquidity also includes a review of the statement of cash flows.  The cash flows detail Bancorp’s operating, investing and financing activities during the year. Cash flows from operations contribute to liquidity as well as proceeds from the maturities of securities, loan repayments and increasing customer deposits. As indicated in the Consolidated Statement of Cash Flows, net cash flows from operating and financing activities contributed $1.7 million and $19.8 million to liquidity, respectively, for the three months ended March 31, 2012. The net use of cash from investing activities of $16.7 million was primarily for the net purchase of $36.3 million in investment securities.

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

Asset Liability Management: Bancorp maintains an asset/liability management program which is the responsibility of the Asset Liability Committee.  The objective of asset liability management is to manage, protect and stabilize Bancorp’s net interest income from undue interest rate risk through various interest rate cycles within the constraints of credit quality, interest rate risk policies, levels of capital and adequate levels of liquidity.  The committee meets to monitor the composition of the balance sheet, to review projected earnings trends, and to formulate strategies consistent with these objectives for liquidity, interest rate risk and capital adequacy. Bancorp believes that there have not been any material changes about Bancorp’s market risk from the information that was provided in the Form 10-K for the year ended December 31, 2011.

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

Real estate related loans, including those loans that are collateralized by real estate, comprise the largest category of loans, representing 78 percent of Bancorp’s total loans.  Our real estate portfolio consists of commercial and residential lending.  These loans are secured by property such as office buildings, commercial business properties, healthcare buildings, agricultural land, timber land and residential properties.  Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments.  Typically, these types of loans are larger than residential real estate loans and other loans.  Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

The Bank has a high concentration of loans to a relatively small group of large borrowers, which could adversely affect Bancorp’s earnings if some of those customers cease doing business with us or certain of those larger loans incur problems. Approximately 47% of our loan portfolio as of March 31, 2012 was comprised of loans to a group of approximately 42 entities related through ownership or guaranties, but generally with unrelated repayment sources.  If any material portion of those entities ceased doing business with the Bank, it could have a materially adverse effect on Bancorp’s earnings and financial condition.

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

Our securities portfolio currently includes securities with unrecognized losses. We may continue to observe declines in the fair market value of these securities. Securities issued by certain states and municipalities have recently come under scrutiny due to concerns about credit quality. Although management believes the credit quality of Bancorp’s state and municipal securities portfolio to be good, there can be no assurance that the credit quality of these securities will not decline in the future. We evaluate the securities portfolio for any other than temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America, and as of March 31, 2012, Bancorp did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not require Bancorp to recognize an impairment charge with respect to these and other holdings.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2012, Bancorp repurchased 1,722 shares of stock for an average price of $145 per share.

Period	Total Number of Shares Purchase	Average Price Paid per Share
January 1 - 31, 2012	—	$—
February 1 - 29, 2012	477	$145.00
March 1 - 31, 2012	1,245	$145.00

Bancorp has not adopted an official repurchase plan or established maximum shares that may be repurchased.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Mine Safety Disclosures

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
101

The following financial information from Skagit State Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Changes in Shareholder’s Equity and comprehensive Income, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKAGIT STATE BANCORP, INC.
(Registrant)

Dated:	May 10, 2012	/s/ Cheryl R. Bishop
Cheryl R. Bishop
President and Chief Executive Officer

Dated:	May 10, 2012	/s/ Carla F. Tucker
Carla F. Tucker
Executive Vice-President
Chief Financial Officer